Form 10-Q
period 1998-01-02
SEAGATE SOFTWARE INC
filed 1998-02-13
CIK 1046389

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 2, 1998
                         Commission File Number 0-23169

                             SEAGATE SOFTWARE, INC.
                                  (Registrant)

                     Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 77-0397623

                915 Disc Drive, Scotts Valley, California 95066

                           Telephone:  (408) 438-6550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X       No
                                 ____        ____

On February 11, 1998, 907,948 shares of the registrant's common stock were issued and outstanding.

                                     INDEX

                             SEAGATE SOFTWARE, INC.

PART I    FINANCIAL INFORMATION                                PAGE NO.
----------------------------------------------------------------------

Item 1.   Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets--January 2,
           1998 (unaudited) and June 27, 1997                      3

          Condensed Consolidated Statements of
           Operations--Three and six months ended January 2,
           1998 and December 27, 1996 (unaudited)                  4

          Condensed Consolidated Statements of Cash
           Flows--Six months ended January 2, 1998 and
           December 27, 1996 (unaudited)                           5

          Notes to Condensed Consolidated Financial
           Statements (unaudited)                                  6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    11


PART II   OTHER INFORMATION                                    PAGE NO.
----------------------------------------------------------------------

Item 1.   Legal Proceedings                                       20

Item 2.   Recent Sales of Unregistered Securities                 20

Item 6.   Exhibits and Reports on Form 8-K                        20

          SIGNATURES                                              21

                             SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                           JANUARY 2,       JUNE 27,
                                           ----------       --------
                                              1998            1997
                                              ----            ----
                                           (UNAUDITED)        (1)
                 ASSETS
Cash                                         $  11,465      $  12,085
Accounts receivable, net                        39,456         28,172
Inventories                                      2,357          3,206
Deferred income taxes                               25             --
Other current assets                             3,971          4,040
                                             ---------      ---------
     Total Current Assets                       57,274         47,503

Property, equipment and leasehold
 improvements, net                              17,940         20,785
Goodwill and other intangibles, net             59,146         75,306
                                             ---------      ---------

     Total Assets                            $ 134,360      $ 143,594
                                             =========      =========

             LIABILITIES
Loan payable to Seagate Technology           $  15,020      $  28,971
Accounts payable                                10,464          9,116
Accrued employee compensation                   13,308         10,267
Accrued expenses                                19,709         18,734
Deferred revenue                                10,516          8,354
                                             ---------      ---------
     Total Current Liabilities                  69,017         75,442

Deferred income taxes                            3,437          6,233
Other liabilities                                  270            301
                                             ---------      ---------
     Total Liabilities                          72,724         81,976

          STOCKHOLDERS' EQUITY
Convertible preferred stock                         55             55
Common stock                                        --             --
Additional paid-in capital                     342,929        342,091
Accumulated deficit                           (281,247)      (280,685)
Foreign currency translation adjustment           (101)           157
                                             ---------      ---------
     Total Stockholders' Equity                 61,636         61,618
                                             ---------      ---------
     Total Liabilities and
      Stockholders' Equity                   $ 134,360      $ 143,594
                                             =========      =========



(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 27, 1997.

            See notes to condensed consolidated financial statements

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      --------------------------  --------------------------
                                                      JANUARY 2,    DECEMBER 27,   JANUARY 2,   DECEMBER 27,
                                                      ----------    ------------   ----------   ------------
                                                        1998           1996          1998           1996
                                                        ----           ----          ----           ----
Revenues:
  License                                             $    60,183      $ 47,395     $111,980         $ 91,560
  License from Seagate Technology, Inc.                     1,433         1,486        2,433            3,703
  Maintenance, support and other                           10,728         6,255       20,953           11,336
                                                      -----------      --------     --------         --------
     Total revenues                                        72,344        55,136      135,366          106,599

Cost of revenues:
  License                                                   3,704         4,980        8,673           10,442
  License from Seagate Technology, Inc                         86           482          371            1,079
  Maintenance, support and other                            4,675         1,546        9,275            2,692
  Amortization of developed technologies                    3,037         4,800        6,979            9,221
                                                      -----------      --------     --------         --------
     Total cost of revenues                                11,502        11,808       25,298           23,434
                                                      -----------      --------     --------         --------
Gross profit                                               60,842        43,328      110,068           83,165

Operating expenses:
  Sales and marketing                                      31,761        27,430       60,458           51,691
  Research and development                                 11,778        10,443       23,171           20,931
  General and administrative                               10,414         7,872       19,493           16,129
  Amortization of goodwill and other intangibles            5,546         6,770        9,002           11,209
                                                      -----------      --------     --------         --------
     Total operating expenses                              59,499        52,515      112,124           99,960
                                                      -----------      --------     --------         --------

Income (loss) from operations                               1,343        (9,187)      (2,056)         (16,795)

Interest expense                                             (358)         (227)        (658)            (328)
Other, net                                                    301            46          466             (152)
                                                      -----------      --------     --------         --------
     Interest and other, net                                  (57)         (181)        (192)            (480)
                                                      -----------      --------     --------         --------

Income (loss) before income taxes                           1,286        (9,368)      (2,248)         (17,275)
Benefits from income taxes                                  1,067           699        1,686              742
                                                      -----------      --------     --------         --------

Net income (loss)                                     $     2,353      $ (8,669)    $   (562)        $(16,533)
                                                      ===========      ========     ========         ========

Net income (loss) per share:
     Basic                                            $     15.30      $(138.70)    $  (4.38)        $(264.53)
     Diluted                                          $       .04      $(138.70)    $  (4.38)        $(264.53)
Number of shares used in per share computations:
     Basic                                                153,777        62,500      128,326           62,500
     Diluted                                           56,933,790        62,500      128,326           62,500

            See notes to condensed consolidated financial statements

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                         -----------------------------
                                                         JANUARY 2,       DECEMBER 27,
                                                         ----------       ------------
                                                           1998              1996
                                                           ----              ----
OPERATING ACTIVITIES
Net loss                                                     $   (562)         $(16,533)
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                20,298            20,289
  Deferred income taxes                                        (2,821)           (3,408)
  Write-off of goodwill and intangibles                         1,900             4,357
  Changes in operating assets and liabilities:
     Accounts receivable                                      (11,284)           (5,755)
     Inventories                                                  849              (748)
     Other current assets                                          69              (853)
     Accounts payable                                           1,348             1,901
     Accrued employee compensation                              3,041             1,385
     Accrued expenses                                           4,420              (292)
     Accrued income taxes                                      (2,953)            1,405
     Deferred revenue                                           2,162             1,669
     Other assets and liabilities                                 (31)             (190)
                                                             --------          --------
  Net cash provided by operating activities                    16,436             3,227

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold
 improvements, net                                             (3,193)           (6,380)
                                                             --------          --------
  Net cash (used in) investing activities                      (3,193)           (6,380)

FINANCING ACTIVITIES
Sale of common stock                                              346                --
Borrowings from Seagate Technology, net                       (13,951)            4,376
                                                             --------          --------
  Net cash provided by (used in) financing                    (13,605)            4,376
   activities

Effect of exchange rate changes on cash                          (258)              266
                                                             --------          --------

Increase (decrease) in cash                                      (620)            1,489

Cash at the beginning of the period                            12,085             7,595
                                                             --------          --------

Cash at the end of the period                                $ 11,465          $  9,084
                                                             ========          ========

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest                                     $     36          $    154
  Cash paid for income taxes                                    3,975             1,828

            See notes to condensed consolidated financial statements

                             SEAGATE SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION.   The consolidated condensed financial statements have
been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 27, 1997 and notes thereto, are adequate to make the information presented not misleading.

  The condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

  The results of operations for the three and six months ended January 2, 1998 are not necessarily indicative of the results that may be expected for the entire year ending July 3, 1998.

  The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.

  RECENT ACCOUNTING PRONOUNCEMENT ON SOFTWARE REVENUE RECOGNITION. The Financial Accounting Standards Board recently approved the new American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") on software revenue recognition. SOP 97-2 will be effective for the Company beginning in fiscal year 1999. The Company is currently assessing the impact of the new SOP on its revenue recognition policies.

                             SEAGATE SOFTWARE, INC.

  NET INCOME (LOSS) PER SHARE.   Basic net income (loss) per common share is
computed using the weighted average number of shares of common stock outstanding during the period. For periods in which the Company had losses, common equivalent shares from common stock options and convertible preferred stock are excluded from the computation of dilutive net loss per share as their effect is antidilutive. Below is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share (in thousands except share and per share data):

                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                      ----------------------------    --------------------------
                                      JANUARY 2,      DECEMBER 27,    JANUARY 2,    DECEMBER 27,
                                      ----------      ------------    ----------    ------------
                                         1998             1996           1998           1996
                                         ----             ----           ----           ----
Basic EPS computation:
   Numerator:
        Net income                       $     2,353      $ (8,669)     $   (562)        $(16,533)
                                         -----------      --------      --------         --------

Denominator:
   Weighted average number of common
   shares outstanding during
    the period                               153,777        62,500       128,326           62,500
                                         -----------      --------      --------         --------
      Net income (loss) per
       share - Basic                     $     15.30      $(138.70)     $  (4.38)        $(264.53)
                                         ===========      ========      ========         ========
Diluted EPS Computation:
   Numerator:
        Net income                       $     2,353      $ (8,669)     $   (562)        $(16,533)
                                         -----------      --------      --------         --------
Denominator:
   Weighted average number of common
   Shares outstanding during
    the period                               153,777        62,500       128,326           62,500

       Convertible preferred stock        54,633,333

       Incremental common shares
        attributable to exercise of
        outstanding options (assuming
        proceeds would be used to
        Purchase treasury stock)           2,146,680             -             -                -
                                         -----------      --------      --------         --------

                                          56,933,790        62,500       128,326           62,500
       Net income (loss) per
       share - Diluted                   $       .04      $(138.70)     $  (4.38)        $(264.53)
                                         ===========      ========      ========         ========

                             SEAGATE SOFTWARE, INC.

  ACCOUNTS RECEIVABLE.

  Accounts receivable are summarized below, in thousands:

                                     JANUARY 2,   JUNE 27,
                                     ----------   --------
                                        1998       1997
                                        ----       ----
        Accounts receivable            $40,710     $29,442
        Allowance for
         non-collection                 (1,254)     (1,270)
                                       -------     -------
                                       $39,456     $28,172
                                       =======     =======

  INVENTORIES.

  Inventories are summarized below, in thousands:

                                    JANUARY 2,   JUNE 27,
                                    ----------   --------
                                       1998        1997
                                       ----        ----
        Raw materials                   $  694   $ 1,699
        Finished goods                   1,663     1,507
                                        ------   -------
                                        $2,357   $ 3,206
                                        ======   =======

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.

  Property, equipment and leasehold improvements consisted of the following, in thousands:

                                     JANUARY 2,    JUNE 27,
                                     ----------    --------
                                        1998         1997
                                        ----         ----
Property, equipment and leasehold
 improvements                          $ 38,321    $ 36,437
Allowance for depreciation and
 amortization                           (20,381)    (15,652)
                                       --------    --------
                                       $ 17,940    $ 20,785
                                       ========    ========

  GOODWILL AND OTHER INTANGIBLES.

  Goodwill and other intangibles consisted of the following, in thousands:

                                     JANUARY 2,    JUNE 27,
                                     ----------    --------
                                        1998         1997
                                        ----         ----
        Goodwill                       $ 44,120     $ 46,200
        Developed technology             43,279       46,136
        Trademarks                        9,972        9,972
        Assembled workforce               4,256        6,666
        Distribution network              2,925        2,925
        Other intangibles                12,313       12,853
                                       --------     --------
                                        116,865      124,752
        Accumulated amortization        (57,719)     (49,446)
                                       --------     --------
        Goodwill and other
         intangibles, net              $ 59,146     $ 75,306
                                       ========     ========

                             SEAGATE SOFTWARE, INC.

INCOME TAXES

  The Company expects its annual effective tax rate on anticipated operating income for the 1998 fiscal year to approximate 75%. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill which is not deductible for tax purposes. This expected annual effective tax rate has been used to record the benefit of 75% for income taxes for the six months ended January 2, 1998 compared with a 4% effective tax rate used to record the benefit for income taxes for the comparable year-ago period. The effective tax rate used to record the benefit for income taxes for the six months ended December 27, 1996 was less than the U.S. statutory rate primarily from increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. The Company's expected annual effective tax rate for fiscal 1998 may vary from 75% if, for example, the Company incurs charges in connection with future acquisitions.

STOCKHOLDERS' EQUITY

  Shares authorized and outstanding are as follows:

                                       SHARES OUTSTANDING
                                       ------------------
                                     JANUARY 2,     JUNE 27,
                                     ----------     --------
                                        1998          1997
                                        ----          ----
  Preferred stock, par value $.001
   per share, 73,000,000 shares
   authorized                        54,633,333    54,633,333

  Common stock, par value $.001
   per share, 95,600,000 shares
   authorized                           165,313        83,355

RESTRUCTURING COSTS

  During fiscal year 1996, the Company recorded restructuring charges totaling $9,502,000 as a result of the acquisition of Arcada, a majority-owned subsidiary of Seagate Technology which was acquired in connection with Seagate Technology's merger with Conner Peripherals, Inc. The restructuring charges were incurred for the reduction of personnel, write-off or write down of equipment, intangibles and other assets, closure of duplicate and excess facilities, attorneys and accountants fees, contract cancellations and other expenses. In connection with the restructuring, the Company expected a total workforce reduction of approximately 121 employees. Of that number, approximately 71 have been terminated as of January 2, 1998, and a certain number of employees have left the Company due to normal attrition.

  During fiscal year 1997, the Company recorded restructuring charges of approximately $2,524,000, which consisted of $3,481,000 resulting from the Network and Storage Management Group's (NSMG's) consolidation efforts, offset by an adjustment to reduce the 1996 restructuring by $957,000. The restructuring charges were incurred for the reduction of personnel, write-off or write down of equipment, intangibles and other assets, closure of duplicate and excess facilities and other expenses. In connection with such restructuring, the Company expected a total workforce reduction of approximately 109 employees. Of that number, approximately 102 have been terminated as of January 2, 1998, and a certain number of employees have left the Company due to normal attrition.

                             SEAGATE SOFTWARE, INC.

  The following table summarizes the Company's restructuring activity for the six months ended January 2, 1998 (in thousands):

                                                                    EQUIPMENT,
                                                                    ----------
                                         SEVERANCE                 INTANGIBLES
                                         ---------                 -----------
                                            AND         EXCESS         AND
                                            ---         ------         ---
                                         BENEFITS    FACILITIES    OTHER ASSETS     TOTAL
                                         --------    ----------    ------------     -----
  Reserve balances, June 27, 1997            $ 480        $1,235        $1,414      $3,129
  Cash charges                                (192)         (377)           (8)       (577)
  Non-cash charges                              --            --          (662)       (662)
                                             -----        ------        ------      ------
  Reserve balances, January 2, 1998          $ 288        $  858        $  744      $1,889
                                             =====        ======        ======      ======

NEW ACCOUNTING PRONOUNCEMENTS

  The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1999 interim financial statements. Components of comprehensive income included items such as net income and changes in value of available-for-sale securities. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1998 Form 10-K.

LITIGATION

      See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Results of Operations," "Liquidity and Capital Resources" and "Factors Affecting Future Operating Results." Certain sections in this Quarterly Report on Form 10-Q have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

OVERVIEW

      The Company develops, markets and supports software products and provides related services through two business units. The Information Management Group ("IMG") business unit offers business intelligence products that support the access, analysis, reporting and delivery of enterprise data, and the Network and Storage Management Group ("NSMG") business unit offers systems infrastructure management products that support the management of information technology systems. The Company's revenues have been derived from the sale of software product licenses and related maintenance, support, training and consulting through its two business units. Historically the Company's revenues have been generated primarily from distributors, direct sales to end users, large corporations and original equipment manufacturers ("OEMs"), including Seagate Technology, Inc. (the "Parent Company"). The Company's revenue related to Parent Company transactions consists of shipments to the Parent Company's OEM tape drive divisions located in Costa Mesa, California and Scotland. The Company has also developed strategic relationships with a number of computer hardware manufacturers and packaged application software developers.

      The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc., a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of January 2, 1998, the Parent Company and one of its subsidiaries held 99.8% of the Company's outstanding capital stock. On a fully diluted basis, the outstanding minority interests of the Company amounted to approximately 13% and consisted of the Company's Common Stock and options to purchase its Common Stock held by certain employees an directors of the Company and the Parent Company issued pursant to the Company's 1996 Stock Option Plan.

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.

RESULTS OF OPERATIONS

  REVENUES.   Total revenues increased 31% and 27% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. The increases in licensing revenues over both the comparable year-ago quarter and the comparable year-ago six month period were primarily due to increases in the number of NSMG and IMG product licenses sold. Such growth over both comparable year-ago periods was due in part to increased unit sales of NSMG's Backup Exec, a storage management product that supports Microsoft's Windows NT operating system, and IMG's Crystal Reports, a business intelligence report writing product. Additionally, the Company continued to expand both its indirect and direct sales channels. Revenues from indirect sales increased 33% and 29% over the comparable year-ago quarter and six month period, respectively. Revenues from direct sales increased 28% and 22% over the comparable year-ago quarter and six month period, respectively. The increase in maintenance, support and other revenues over the comparable year-ago quarter and six month period was primarily due to increases in training and consulting revenues resulting from a larger installed customer base.

  COST OF REVENUES.   The cost of revenues consists of amortization of acquired
developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 60 months) or the ratio of current revenues to the total current and anticipated future revenues. The total cost of revenues decreased 3% and increased 8% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. Decreases in the cost of license revenues over the comparable year-ago quarter and six month period were primarily due to reductions in product packaging and documentation costs resulting from increases in volume licensing agreements with the Company's OEM and corporate customers. The increases in the cost of maintenance, support and other revenues over the comparable year-ago quarter and six month period were primarily due to expansion of the Company's professional services work force necessary to support the growth in training and consulting revenues. The decreases in the amortization of developed technology over the comparable year-ago quarter and six month period were primarily due to write-downs of certain developed technologies amounting to approximately $1,288,000 and $2,088,000 during the comparable year-ago quarter and six month period, respectively, as a result of asset values that had become impaired based on reductions in estimated future cash flows.

  SALES AND MARKETING.   Sales and marketing expenses consist primarily of
personnel related expenses, advertising, sales and marketing promotions and customer technical support costs. Total sales and marketing expenses increased 16% and 17% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. The increases in sales and marketing expenses over both the comparable year-ago quarter and the comparable year-ago six month period were primarily due to expansion of the Company's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth. Such increases were partially offset by reductions in work force within the NSMG organization due to facility consolidations.

  RESEARCH AND DEVELOPMENT.   Research and development expenses consist
primarily of personnel related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant.

  Total research and development expenses increased 13% and 11% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. The increases in research and development expenses over both the comparable year-ago quarter and the comparable year-ago six month period were primarily due to increases in personnel and related expenses necessary to support new product development and localization costs. Such increases were partially offset by reductions in work force within the NSMG organization due to facility consolidations.

  GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of personnel related expenses for finance, legal, information technology, human resources and general management, fixed asset provisions and outside services. Total general and administrative expenses increased 32% and 21% over the comparable year-ago quarter and the comparable year-ago six month period, respectively.

The increases in general and administrative expenses over both the comparable year-ago quarter and the comparable year-ago six month period were primarily due to increases in personnel and related expenses necessary to support the Company's growth, and increased legal expenses (see Legal Proceedings section in Other Information Part II, Item 1).

  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES.     Goodwill represents the
excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 18% and 20% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. The decreases in the amortization of goodwill and other intangibles over the comparable year-ago quarter and six month period were primarily due to decreases in amortization expense based on lower levels of intangible assets and write-downs and write-offs of the carrying value of goodwill and other intangible assets of approximately $1,900,000 during the quarter ended January 2, 1998 and $2,269,000 during the comparable year-ago quarter, based on asset values that had become impaired resulting from reductions in estimated future cash flows.

  INTEREST EXPENSE.   Interest expense increased 58% and 101% over the
comparable year-ago quarter and the comparable year-ago six month period, respectively. The increases in interest expense over the comparable year-ago quarter and six month period were primarily due to higher interest expense on outstanding borrowings.

  INCOME TAXES.     The Company expects its annual effective tax rate on
anticipated operating income for the 1998 fiscal year to approximate 75%. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill which is not deductible for tax purposes. This expected annual effective tax rate of 75% has been used to record the benefit for income taxes for the six months ended January 2, 1998 compared with a 4% effective tax rate used to record the benefit for income taxes for the comparable year-ago period. The effective tax rate used to record the benefit for income taxes for the six months ended December 27, 1996 was less than the U.S. statutory rate primarily from increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. The Company's expected annual effective tax rate for fiscal 1998 may vary from 75% if, for example, the Company incurs charges in connection with future acquisitions.*

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total cash was $11,465,000 and $12,085,000 as of January 2, 1998 and June 27, 1997, respectively. The decrease in cash was primarily due to acquisitions of property and equipment and a reduction in the Company's loan payable balance to the Parent Company, partially offset by cash provided by operating activities. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  The Company's operations have been financed by cash flows from operating activities and borrowings from the Parent Company. Such borrowings are available to the Company under an intercompany Revolving Loan Agreement dated as of June 28, 1996, whereby the Parent Company finances certain of the Company's working capital requirements. The Loan Agreement provides for maximum borrowings of up to $60,000,000 and matures within two years and is extendable by mutual consent. Interest is paid to the Parent Company at the rate of 6% per annum. The loan balance was $15,020,000 as of January 2, 1998.

  During the three months ended October 3, 1997, the Company made investments in property and equipment totaling approximately $2,329,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. The Company presently anticipates it will make investments in 1998 of approximately $12,000,000 in property and equipment and will fund such investments from existing cash balances and cash flows from operations.*

  The Company believes its current cash balances, its available borrowings from the Parent Company and cash flows generated from the Company's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that operating and investing activities may use cash.* Consequently, any such growth will require the Company to obtain additional debt financing from the Parent Company or alternative sources.* The Company believes that additional financing will be available from the Parent Company at a reasonable cost.*

FACTORS AFFECTING FUTURE OPERATING RESULTS

  POTENTIAL FLUCTUATIONS IN ANNUAL AND/OR QUARTERLY OPERATING RESULTS.   The
Company's future results of operations may be subject to substantial future fluctuations. The Company operates with no backlog because its software products are generally shipped shortly after orders are received. Annual and/or quarterly sales and operating results therefore depend on the volume and timing of and the ability to fill orders received within a given quarter, and such factors are difficult to forecast. The Company recognizes a substantial portion of its revenue in the last month of each quarter and, therefore, may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. If revenue levels in a given year or quarter are below expectations, the Company's operating results may be materially adversely affected.

  The Company expects to experience significant fluctuations in annual and/or quarterly operating results based upon a number of factors including, but not limited to, (i) market acceptance of new products and product enhancements, (ii) the Company's ability to develop, introduce and market new products and product enhancements in a timely fashion, (iii) the timing of large orders, (iv) increased competition, (v) changes in pricing policies by the Company and/or its competitors, (vi) the Company's ability to control costs, (vii) the amount of one time charges incurred in future acquisitions, (viii) the Company's ability to integrate future acquisitions into its operations, (ix) technological changes in the Company's markets, (x) personnel changes and (xi) general economic factors.* Because of these considerations, the Company believes that a period to period comparison of its operations is not necessarily meaningful and should not be relied upon as any indication of future performance.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  REVENUE CONCENTRATION.   The Company derives a substantial majority of its
revenues from a limited number of software products and anticipates that revenue from these products will continue to account for a majority of the Company's revenue in the foreseeable future. Broad market acceptance of such products is therefore critical to the Company's future success. New versions of these products have been introduced recently into the market, and failure to achieve broad market acceptance of these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company.* The life cycle of these products is difficult to estimate, and the Company's future financial performance may depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements.* There can be no assurance that the Company will continue to be successful in marketing its key products or any new products, applications or product enhancements.

  NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE.   The markets for the
Company's products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions. The Company's future success will therefore depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.* There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes or that the Company's new products will achieve market acceptance. If the Company is unable for technological or other reasons to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition may be materially adversely affected. If potential new products are delayed or fail to achieve market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

  RELIANCE ON SALES STAFF AND CHANNEL PARTNERS.   The Company sells and supports
its products through its sales staff and third party distributors and OEMs. The Company has made significant expenditures in recent years into the expansion of its sales and marketing force and plans to continue to expand its sales and marketing force. The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel.* Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that the Company will be successful in hiring and retaining such personnel in accordance with its plans. There can be no assurance that the Company's recent and other planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company is unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  The Company derives a substantial portion of its revenue from the marketing and distribution of its products by its distributors and OEMs. The Company's agreements with distributors and OEMs typically allow such resellers to carry product lines that are competitive with those of the Company and in many cases may be terminated by either party without cause. There can be no assurance that such distributors and OEMs will place high priority on the marketing of the Company's products or that they will continue to carry the Company's products. Loss of the Company's current distributors and OEMs or the inability to attract new distributors and OEMs could materially adversely affect the Company's business, operating results and financial condition.

  COMPETITION.   The markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources for the development, promotion, sale and support of their products than the Company. It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will successfully compete against current or future competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

  DEPENDENCE ON KEY PERSONNEL.   The Company's future performance depends to a
significant degree upon the continued service of its key members of management as well as marketing, sales and product development personnel. The loss of one or more of the Company's key personnel would have a material adverse effect on the Company's business, operating results and financial condition. The Vice President of Sales and Marketing for the Company's Information Management Group has recently left the Company and those duties have been transferred within the organization. There can be no assurance that this transition will be successful. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, marketing, sales and product development personnel.* Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future.

  MANAGEMENT OF INTEGRATION AND GROWTH.   The Company has recently expended
substantial management resources in integrating its operations after a period characterized by a substantial number of acquisitions. In addition, the Company is in the process of expanding the geographic scope of its customer base and operations. This integration and expansion have resulted and will continue to result in substantial demands on the Company's management resources.* The Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operations and customer support and financial control systems and to effectively expand, train and manage its employee base.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  RISK OF ACQUISITIONS.   The Company has acquired numerous businesses and
intends to enter into future business combinations and acquisitions of complementary companies, products and technologies, although there can be no assurance that suitable companies, divisions or products will be available for acquisition.* Such acquisitions are inherently subject to certain risks, including the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the potential inability to retain key technical and managerial personnel, additional expenses associated with the amortization of acquired intangible assets, and the potential impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or that such transactions will not have a material adverse effect upon the Company's business, financial condition or results of operations.

  RISKS OF INFRINGEMENT.   The Company's success depends on its proprietary
technology. The Company relies on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, employee and third party nondisclosure agreements and licensing arrangements to protect its proprietary rights. As part of its confidentiality procedures, the Company enters into license agreements with respect to its software, documentation and other proprietary information. In licensing its products, the Company relies in part on shrink wrap licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the precautions undertaken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's products and technology without authorization. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.

  PROTECTION OF INTELLECTUAL PROPERTY.   No assurance can be given that
competitors will not successfully challenge the validity or scope of the Company's patents, copyrights and trademarks and that such patents, copyrights and trademarks will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company believes that software product developers will be subject increasingly to claims of infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition.* Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, and the Company's inability to enter such agreements could have a material adverse effect on the Company's business, operating results and financial condition.

  PRODUCT LIABILITY.   The Company markets its products to customers for
information technology system management and resource optimization and to access, analyze, report and deliver enterprise data. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The sale and support of its products by the Company may entail the risk of such claims, which could be substantial in light of the use of such products in system management, resource optimization and business intelligence applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

  POTENTIAL LITIGATION/LIABILITY RELATED TO YEAR 2000 READINESS.   The Company's
products are used in numerous operating environments. It is likely that, commencing in the Year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years. The Company considers a product Year 2000 ready if the product's performance and functionality are unaffected by processing dates prior to, during, and after the Year 2000, but only if all products (for example hardware, firmware, and software) used with the product properly exchange accurate date data with it. The Company has determined that certain of its software products are not and will not be Year 2000 ready and is taking measures to inform its customers of that fact. The inability of one or more of the Company's products to properly manage and manipulate data related to the Year 2000 could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.*

  Even if the Company successfully brings certain of its products into Year 2000 readiness and publicizes the non-readiness of its other products, the Company anticipates that substantial litigation may be brought against vendors of all component products of noncompliant operating environments, including the Company.* The Company's agreements with its customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The Company believes that any such claims, with or without merit, could result in costly litigation (and possible adverse judgment) that could absorb significant management and product development time and potentially result in significant liability to the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.*

______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  The Company is identifying Year 2000 dependencies in the Company's systems in order to determine whether it has Year 2000 issues and implementing changes to its internal information systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure fully to identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including delays in the delivery or sale of products.*

  SOFTWARE PRODUCT ERRORS OR DEFECTS.   Software products as complex as those
offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company's recently introduced products or any products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors.* Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation or loss of or delay in market acceptance, or could require extensive product changes, any of which could have a material adverse effect upon the Company's business, operating results or financial condition.

  RISK OF INTERNATIONAL SALES.   The Company's international business involves a
number of risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow down in European business activity during the summer months, unexpected changes in regulatory requirements, royalties and withholding taxes that restrict repatriation of earnings, tariffs and other trade barriers, difficulty in hiring qualified personnel, economic and political conditions in each country, management of an enterprise spread over various countries and the burden of complying with a wide variety of foreign laws. A majority of the Company's international sales are currently denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and therefore the overall operating results and financial condition of the Company.

  The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers or OEMs located in those countries due to the impact of currency fluctuations on the relative price of the Company's products and/or restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance.* In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. During fiscal 1997 and the six months ended January 2, 1998, sales to OEMs or end-user customers located in or to OEMs whose end customers were located in the countries of Japan, Korea, Malaysia, Thailand, Taiwan and Hong Kong were not material to the Company's business, operating results or financial condition.


______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are strongly encouraged to review the section entitled "Factors Affecting Future Operating Results" commencing on page 14, for a discussion of factors that could affect future performance. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action against the Company's United Kingdom subsidiary, Seagate Software Information Management Group, Ltd. ("SS IMG LTD") in the High Court of Justice in the
United Kingdom. The Writ alleges that SS IMG LTD breached an existing oral agreement and also alleges joint ownership of the United Kingdom copyright for the Japanese translation of a Company software product (the "Complaint"). The Company filed a response to Vedatech's writ on January 13, 1998. The Company has collected documentation and conducted various interviews and believes the Complaint has no merit and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on the Company's liquidity, financial position, or results of operations.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

      From October 3, 1997 to December 23, 1997, the Company sold 720,896 shares of its Common Stock to an aggregate of 47 persons through the exercise of previously granted stock options under the Company's 1996 Stock Option Plan. Each such person is a current or former employee of the Company. The 720,896 shares sold had exercise prices ranging from $4.00 to $6.00 per share. The transactions described in this paragraph were exempt from the registration requirements of the Securities Act of 1933, as amended. On December 23, 1997, the Company filed a Registration Statement on Form S-8 with respect to 11,788,009 shares of its Common Stock for granted and ungranted shares reserved pursuant to its 1996 Incentive Stock Option Plan.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are included herein:

27  Financial Data Schedule

(a) Reports on Form 8-K

  No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended January 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SEAGATE SOFTWARE, INC.
                             ----------------------
                                  (Registrant)



DATE:  February 11, 1998            BY:  /s/  Terence R. Cunningham
                                    --------------------------------------
                                    TERENCE R. CUNNINGHAM
                                    President and Chief Operating Officer



DATE:  February 11, 1998            BY:  /s/  Ellen E. Chamberlain
                                    ---------------------------------------
                                    ELLEN E. CHAMBERLAIN
                                    Senior Vice President, Treasurer and
                                    Chief Financial Officer

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER
_______

27        Financial Data Schedule