Form 10-Q
period 1998-04-03
SEAGATE SOFTWARE INC
filed 1998-05-06
CIK 1046389

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      of
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 3, 1998
                        Commission File Number 0-23169

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


                                 Yes  X     No
                                     ---       ---

On May 6, 1998, 940,525 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE SOFTWARE, INC.





PART I          FINANCIAL INFORMATION                                                                                   PAGE NO.
------          ----------------------------------------------------------------------------------------------------------------
Item 1.         Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets--April 3, 1998 (unaudited) and June 27, 1997                          3

                Condensed Consolidated Statements of Operations--Three and nine months ended
                April 3, 1998 and March 28, 1997 (unaudited)                                                                4

                Condensed Consolidated Statements of Cash Flows--Nine months ended April 3, 1998 and
                March 28, 1997 (unaudited)                                                                                  5

                Notes to Condensed Consolidated Financial Statements (unaudited)                                            6

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                      11


PART II         OTHER INFORMATION                                                                                       PAGE NO.
-------         ----------------------------------------------------------------------------------------------------------------

Item 1.         Legal Proceedings                                                                                          22

Item 6.         Exhibits and Reports on Form 8-K                                                                           22

                SIGNATURES                                                                                                 23


                            SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                           April 3,             June 27,
                                                           --------             --------
                                                             1998                 1997
                                                           --------             --------
                                                          (unaudited)              (1)
                       ASSETS
Cash......................................................  $   9,469          $  12,085
Accounts receivable, net..................................     43,777             28,172
Inventories...............................................        869              3,206
Other current assets......................................      3,702              4,040
                                                            ---------          ---------
     Total Current Assets.................................     57,817             47,503

Property, equipment and leasehold improvements, net.......     16,197             20,785
Goodwill and other intangibles, net.......................     52,381             75,306
                                                            ---------          ---------

     Total Assets.........................................  $ 126,395          $ 143,594
                                                            =========          =========

                      LIABILITIES
Loan payable to Seagate Technology, Inc...................  $     114          $  28,971
Accounts payable..........................................     10,049              9,116
Accrued employee compensation.............................     14,301             10,267
Accrued expenses..........................................     22,733             18,734
Deferred revenue..........................................     12,865              8,354
                                                            ---------          ---------
     Total Current Liabilities............................     60,062             75,442

Deferred income taxes.....................................      2,342              6,233
Other liabilities.........................................        262                301
                                                            ---------          ---------
     Total Liabilities....................................     62,666             81,976

                   STOCKHOLDERS' EQUITY
Convertible preferred stock...............................         55                 55
Common stock..............................................         --                 --
Additional paid-in capital................................    343,097            342,091
Accumulated deficit.......................................   (279,490)          (280,685)
Foreign currency translation adjustment...................         67                157
                                                            ---------          ---------
     Total Stockholders' Equity...........................     63,729             61,618
                                                            ---------          ---------

     Total Liabilities and Stockholders' Equity...........  $ 126,395          $ 143,594
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


           See notes to condensed consolidated financial statements

                            SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          ------------------------  ------------------------
                                                            APRIL 3,    MARCH 28,     APRIL 3,    MARCH 28,
                                                          ------------  ----------  ------------  ----------
                                                              1998         1997         1998         1997
                                                          ------------  ----------  ------------  ----------
Revenues:
  License...............................................  $    65,501    $ 45,275   $   177,481    $136,835
  License from Seagate Technology, Inc..................        1,949       1,036         4,382       4,739
  Maintenance, support and other........................       11,138       7,863        32,091      19,199
                                                          -----------    --------   -----------    --------
     Total revenues.....................................       78,588      54,174       213,954     160,773

Cost of revenues:
  License...............................................        4,848       3,709        13,521      14,151
  License from Seagate Technology, Inc..................          127         436           498       1,515
  Maintenance, support and other........................        4,777       1,825        14,052       4,517
  Amortization of developed technologies................        3,522       8,427        10,501      17,648
                                                          -----------    --------   -----------    --------
     Total cost of revenues.............................       13,274      14,397        38,572      37,831
                                                          -----------    --------   -----------    --------

Gross profit............................................       65,314      39,777       175,382     122,942

Operating expenses:
  Sales and marketing...................................       34,003      27,557        94,461      79,248
  Research and development..............................       12,311      10,456        35,482      31,387
  General and administrative............................        8,741      10,472        28,234      26,601
  In-process research and development...................            -       2,613             -       2,613
  Amortization of goodwill and other intangibles........        3,244      12,415        12,246      23,624
  Unusual items.........................................            -      13,446             -      13,446
                                                          -----------    --------   -----------    --------
     Total operating expenses...........................       58,299      76,959       170,423     176,919
                                                          -----------    --------   -----------    --------

Income (loss) from operations...........................        7,015     (37,182)        4,959     (53,977)

Interest expense........................................         (303)       (299)         (961)       (627)
Other, net..............................................          318         179           784          27
                                                          -----------    --------   -----------    --------
     Interest expense and other, net....................           15        (120)         (177)       (600)
                                                          -----------    --------   -----------    --------

Income (loss) before income taxes.......................        7,030     (37,302)        4,782     (54,577)
Benefit (provision) for income taxes....................       (5,273)      9,666        (3,587)     10,408
                                                          -----------    --------   -----------    --------

Net income (loss).......................................  $     1,757    $(27,636)  $     1,195    $(44,169)
                                                          ===========    ========   ===========    ========


Net income (loss) per share:
     Basic..............................................  $      9.22    $(442.18)  $      8.04    $(706.70)
     Diluted............................................  $       .03    $(442.18)  $       .02    $(706.70)

Number of shares used in per share computations:
     Basic..............................................      190,666      62,500       148,587      62,500
     Diluted............................................   57,537,858      62,500    56,508,981      62,500

            See notes to condensed consolidated financial statements

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                              -------------------------------
                                                                              APRIL 3,              MARCH 28,
                                                                              --------              ---------
                                                                                1998                  1997
                                                                              --------              ---------
OPERATING ACTIVITIES
Net income (loss)..........................................................      $  1,195           $(44,169)
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization............................................        30,416             28,870
  Deferred income taxes....................................................        (3,891)            (5,997)
  Write-off of goodwill and intangibles....................................         1,900             17,192
  Write-off of in-process research and development.........................            --              2,613
  Unusual items............................................................            --             13,446
  Changes in operating assets and liabilities:
     Accounts receivable...................................................       (15,605)            (4,074)
     Inventories...........................................................         2,337             (1,257)
     Other current assets..................................................           338               (615)
     Accounts payable......................................................           933              4,244
     Accrued employee compensation.........................................         4,034              1,443
     Accrued expenses......................................................         4,184              1,422
     Accrued income taxes..................................................           307              3,443
     Deferred revenue......................................................         4,511              2,849
     Other assets and liabilities..........................................           (39)               110
                                                                                 --------           --------
  Net cash provided by operating activities................................        30,620             19,520

INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold improvements, net.........        (4,803)           (12,071)
                                                                                 --------           --------
  Net cash (used in) investing activities..................................        (4,803)           (12,071)

FINANCING ACTIVITIES
Sale of common stock.......................................................           514                 --
Borrowings from Seagate Technology, net....................................       (28,857)            (7,057)
                                                                                 --------           --------
  Net cash (used in) financing activities..................................       (28,343)            (7,057)

Effect of exchange rate changes on cash....................................           (90)                94
                                                                                 --------           --------
Increase (decrease) in cash................................................        (2,616)               486

Cash at the beginning of the period........................................        12,085              7,595
                                                                                 --------           --------

Cash at the end of the period..............................................      $  9,469           $  8,081
                                                                                 ========           ========

SUPPLEMENTAL DISCLOSURES
  Cash paid for interest...................................................      $     36           $    195
  Cash paid for income taxes...............................................         7,041              2,092

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

  The results of operations for the three and nine months ended April 3, 1998 are not necessarily indicative of the results that may be expected for the entire year ending July 3, 1998.

  The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board recently approved the new American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2") on software revenue recognition. SOP 97-2 will be effective for the Company beginning in fiscal year 1999. The Company is currently assessing the impact of the new SOP on its revenue recognition policies.

  The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1999 interim financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of shareholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available for sale financial instruments. SFAS No. 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's 1999 Annual Report on Form 10-K.

                            SEAGATE SOFTWARE, INC.

  NET INCOME (LOSS) PER SHARE.   Basic net income (loss) per common share is
computed using the weighted average number of shares of common stock outstanding during the period. For periods in which the Company had losses, common equivalent shares from common stock options and convertible preferred stock are excluded from the computation of dilutive net loss per share as their effect is antidilutive. Below is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share (in thousands, except share and per share data):

                                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                      ---------------------------          ---------------------------
                                                      APRIL 3,          MARCH 28,          APRIL 3,          MARCH 28,
                                                      --------          ---------          --------          ---------
                                                        1998               1997              1998              1997
                                                      --------          ---------          --------          ---------
Basic net income (loss) per share
 computation:
     Numerator:
          Net income (loss)........................  $     1,757         $(27,636)        $     1,195        $(44,169)
                                                     -----------         --------         -----------        --------
Denominator:
     Weighted average number of common
     shares outstanding during the period..........      190,666           62,500             148,587          62,500
                                                     -----------         --------         -----------        --------
          Net income (loss) per share -
           Basic...................................  $      9.22         $(442.18)        $      8.04        $(706.70)
                                                     ===========         ========         ===========        ========

Diluted net income (loss) per share
 computation:
     Numerator:
          Net income (loss)........................  $     1,757         $(27,636)        $     1,195        $(44,169)
                                                     -----------         --------         -----------        --------

Denominator:
     Weighted average number of common
     shares outstanding during the period..........      190,666           62,500             148,587          62,500

     Convertible preferred stock...................   54,633,333                -          54,633,333               -

     Incremental common shares
      attributable to exercise of outstanding
      options (assuming proceeds would be used
      to purchase treasury stock)..................    2,713,859                -           1,727,061               -
                                                     -----------         --------         -----------        --------
                                                      57,537,858           62,500          56,508,981          62,500

          Net income (loss) per share -
           Diluted.................................  $       .03         $(442.18)        $       .02        $(706.70)
                                                     ===========         ========         ===========        ========

                             SEAGATE SOFTWARE, INC.

  ACCOUNTS RECEIVABLE.
  Accounts receivable are summarized below, in thousands:

                                                    APRIL 3,      JUNE 27,
                                                    --------      --------
                                                      1998          1997
                                                    --------      --------
        Accounts receivable........................   $45,399       $29,442
        Allowance for non-collection...............    (1,622)       (1,270)
                                                      -------       -------
                                                      $43,777       $28,172
                                                      =======       =======

  INVENTORIES.
  Inventories are summarized below, in thousands:

                                                    APRIL 3,      JUNE 27,
                                                    --------      --------
                                                      1998          1997
                                                    --------      --------
        Raw materials..............................     $ 248       $1,699
        Finished goods.............................       621        1,507
                                                        -----       ------
                                                        $ 869       $3,206
                                                        =====       ======

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.
  Property, equipment and leasehold improvements consisted of the following, in thousands:

                                                    APRIL 3,      JUNE 27,
                                                    --------      --------
                                                      1998          1997
                                                    --------      --------
        Property, equipment and leasehold
         improvements..............................  $ 35,034      $ 36,437
        Accumulated depreciation and
         amortization..............................   (18,837)      (15,652)
                                                     --------      --------
                                                     $ 16,197      $ 20,785
                                                     ========      ========

  GOODWILL AND OTHER INTANGIBLES.
  Goodwill and other intangibles consisted of the following, in thousands:

                                                    APRIL 3,      JUNE 27,
                                                    --------      --------
                                                      1998          1997
                                                    --------      --------
        Goodwill...................................  $ 44,120      $ 46,200
        Developed technology.......................    43,279        46,136
        Trademarks.................................     9,972         9,972
        Assembled workforce........................     4,256         6,666
        Distribution network.......................     2,925         2,925
        Other intangibles..........................    12,313        12,853
                                                     --------      --------
                                                      116,865       124,752
        Accumulated amortization...................   (64,484)      (49,446)
                                                     --------      --------
        Goodwill and other intangibles, net........  $ 52,381      $ 75,306
                                                     ========      ========

                             SEAGATE SOFTWARE, INC.

INCOME TAXES

  The Company's current estimate of its annual effective tax rate on anticipated operating income for the 1998 fiscal year is 75%. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill which is not deductible for tax purposes and foreign taxes on earnings generated in higher tax rate jurisdictions. This estimated annual effective tax rate of 75% has been used to record the provision for income taxes for the three and nine month periods ended April 3, 1998 compared with effective tax rates of 26% and 19%, respectively, used to record the benefit for income taxes for the comparable year-ago periods. The effective tax rates used to record the benefit for income taxes for the three month period and the nine month period ended March 28, 1997 were less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. The Company is currently reviewing certain potential international tax planning alternatives that, if implemented, would result in an increase in the Company's provision for income taxes in the year of implementation. Should the Company decide to implement any one of these international tax planning alternatives in the final quarter of fiscal 1998, the Company's fiscal 1998 effective tax rate would exceed 75%.

STOCKHOLDERS' EQUITY

  Shares authorized and outstanding are as follows:

                                                      SHARES OUTSTANDING
                                                    ----------------------
                                                    APRIL 3,      JUNE 27,
                                                    --------      --------
                                                      1998          1997
                                                    --------      --------
  Preferred stock, par value $.001 per share,
    73,000,000 shares authorized.................    54,633,333     54,633,333

  Common stock, par value $.001 per share,
    95,600,000 shares authorized.................       201,005         83,355

RESTRUCTURING COSTS

  During 1996, the Company recorded restructuring charges totaling $9,502,000 as a result of the acquisition of Arcada, a majority-owned subsidiary of Seagate Technology which was acquired in connection with Seagate Technology's merger with Conner Peripherals, Inc. During 1997, the Company recorded restructuring charges of approximately $2,524,000, which consisted of $3,481,000 resulting from the Network and Storage Management Group's (NSMG's) consolidation efforts, offset by an adjustment to reduce the 1996 restructuring by $957,000. The restructuring charges were incurred for the reduction of personnel, write-off or write down of equipment, intangibles and other assets, closure of duplicate and excess facilities and other expenses.

  The restructuring activities are substantially complete except for remaining liabilities pertaining to long-tem lease commitments on excess and duplicate facilities.

                             SEAGATE SOFTWARE, INC.

  The following table summarizes the Company's restructuring activity for the nine months ended April 3, 1998 (in thousands):

                                                                           EQUIPMENT,
                                                                        -----------------
                                           SEVERANCE                       INTANGIBLES
                                           ---------                    -----------------
                                              AND           EXCESS             AND
                                           ---------      ----------    -----------------
                                           BENEFITS       FACILITIES      OTHER ASSETS          TOTAL
                                           ---------      ----------    -----------------       -----
  Reserve balances, June 27, 1997............   $ 480          $1,235            $ 1,414       $ 3,129
  Cash charges...............................    (373)           (381)                (8)         (762)
  Non-cash charges...........................      --              --             (1,048)       (1,048)
  Adjustments and reclassifications..........    (107)            465               (358)            -
                                                -----          ------            -------       -------
  Reserve balances, April 3, 1998............   $   -          $1,319            $     -       $ 1,319
                                                =====          ======            =======       =======


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

OVERVIEW

   The Company develops and markets software products and provides related services through two business units. The Information Management Group ("IMG") offers business intelligence products with features such as report writing, automatic report delivery and on line analytical processing ("OLAP") that help users throughout an enterprise obtain and analyze information. The Network and Storage Management Group ("NSMG") offers products that help information technology professionals manage enterprise data and network systems. Tasks performed by NSMG's products include system backup, replication, migration, disaster avoidance and disaster recovery. The Company has developed strategic relationships with a number of application software developers and computer hardware manufacturers, and markets its products through distributors, organizational licensing, OEMs and resellers.

  The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of April 3, 1998, the Parent Company and one of its subsidiaries held 99.7% of the Company's outstanding capital stock. On a diluted basis, the outstanding minority interests of the Company amounted to approximately 14.1%, which consisted of Common Stock and options to purchase its Common Stock held by certain employees and directors of the Company and the Parent Company issued pursuant to the Company's 1996 Stock Option Plan.

   The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.

RESULTS OF OPERATIONS

  REVENUES.   Total revenues increased 45% and 33% over the comparable year-ago three and nine month periods, respectively. The increases in licensing revenues over both the comparable year-ago three and nine month periods were primarily due to increases in the number of NSMG and IMG product licenses sold. Such growth over both comparable year-ago periods was due primarily to increased sales of NSMG's Backup Exec for Windows NT and IMG's Crystal Reports and Crystal Info products. Additionally, the Company continued to expand both its indirect and direct sales channels. Revenues from indirect sales channels increased 60% and 32% over the comparable year-ago three and nine month periods, respectively. Revenues from direct sales channels increased 19% and 36% over the comparable year-ago three and nine month periods, respectively. The increases in maintenance, support and other revenues over the comparable year-ago three and nine month periods were primarily due to increases in maintenance, training and consulting revenues resulting from a larger installed customer base.

  COST OF REVENUES.   The cost of revenues consists of amortization of acquired
developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to the total current and anticipated future revenues. The cost of license revenue as a percent of license revenue declined to 7.4% from 8.2% and to 7.6% from 10.3% over the comparable year-ago three and nine month periods, respectively. Decreases over both comparable year-ago periods were primarily due to reductions in product packaging and documentation costs resulting from a shift in mix to CD-ROMs from disks and increased sales of higher margin server products. The increases in the cost of maintenance, support and other revenues over the comparable year-ago three and nine month periods were primarily due to expansion of the Company's professional services work force necessary to support the growth in training and consulting revenues. The decreases in the amortization of developed technology over the comparable year-ago three and nine month periods were primarily due to write-downs of certain developed technologies amounting to approximately $4,830,000 and $6,918,000 during the comparable year-ago three and nine month periods, respectively, as a result of asset values that had become impaired based on reductions in estimated future cash flows.

  SALES AND MARKETING.   Sales and marketing expenses consist primarily of
personnel related expenses, advertising, sales and marketing promotions and customer technical support costs. Total sales and marketing expenses increased 23% and 19% over the comparable year-ago three and nine month periods, respectively. The increases in sales and marketing expenses over both the comparable year-ago three and nine month periods were primarily due to expansion of the Company's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth. Such increases were partially offset by 1997 reductions in work force within the NSMG organization due to facility consolidations.

  RESEARCH AND DEVELOPMENT.   Research and development expenses consist
primarily of personnel related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant. Total research and development expenses increased 18% and 13% over the comparable year-ago three and nine month periods, respectively. The increases in research and development expenses over both the comparable year-ago three and nine month periods were primarily due to increases in personnel and related expenses necessary to support new product development and localization costs. Such increases were partially offset by 1997 reductions in work force within the NSMG organization due to facility consolidations.

  GENERAL AND ADMINISTRATIVE.   General and administrative expenses consist
primarily of personnel related expenses for finance, legal, information technology, human resources and general management, fixed asset provisions and outside services. Total general and administrative expenses decreased 17% and increased 6% over the comparable year-ago three and nine month periods, respectively. The decrease over the comparable year-ago three month period was due in part to lower legal and information technology costs, partially offset by increases in personnel and related expenses necessary to support the Company's growth. The increase over the comparable year-ago nine month period was due primarily to increases in personnel and related expenses.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT.   As a result of its
acquisitions, the Company has acquired a number of projects and products that were considered in-process research and development on the date of acquisition. The Company determined that purchased in-process technology had not reached technological feasibility as no working model or detail program design existed at the time of purchase, and no alternative uses had been identified. Accordingly, in-process research and development was expensed when acquired. During the third quarter of fiscal 1997, total write-offs of in-process research and development were $2,613,000. The Company incurred this charge in connection with additional amounts paid with respect to the June 1996 acquisition of Holistic Systems, Ltd.

  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES.     Goodwill represents the
excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 74% and 48% over the comparable year-ago three and nine month periods, respectively. The decreases in the amortization of goodwill and other intangibles over the comparable year-ago three and nine month periods were primarily due to decreases in amortization expense based on lower levels of intangible assets and write-downs and write-offs of the carrying value of goodwill and other intangible assets of approximately $7,990,000 during the three months ended March 28, 1997 versus no such write-downs and write-offs during the three months ended April 3, 1998, and $10,259,000 during the nine months ended March 28, 1997 versus $1,900,000 during the nine months ended April 3, 1998, based on asset values that had become impaired resulting from reductions in estimated future cash flows.

  UNUSUAL ITEMS.   In connection with the June 1996 acquisition of Holistic
Systems, Ltd. (''Holistic''), $18,000,000 of funds were placed in escrow pending the outcome of certain purchase price contingencies. Prior to the expiration of the contingency period, the Company elected to release the funds to the Holistic shareholders even though certain contingencies had not been met. Of the $18,000,000 total contingency payment, the Company recorded $13,446,000 as compensation expenses for amounts paid to former Holistic shareholders who were employees of the Company and recorded the remaining $4,554,000 paid to non-employee shareholders as additional purchase price, including $2,613,000 expensed as in-process research and development. The $13,446,000 unusual item was recognized during the third quarter of fiscal 1997. The Company released the funds prior to the expiration of the contingency period, because in order to position the IMG business unit for future growth and product development, the Company needed to begin an aggressive plan to integrate the operations of Holistic. These activities resulted in the diversion of the attention of certain Holistic employees from their responsibilities at Holistic. As such, Holistic's ability to achieve the purchase price contingencies necessary to trigger the $18,000,000 contingency payment was impaired. The Company believed that the Holistic employees should not be penalized, because they had sacrificed achievement of their individual goals in order to meet the overall needs of the Company. Accordingly, the Company elected to make the full payment of $18,000,000.

  INTEREST EXPENSE AND OTHER, NET.   Interest expense decreased 1% and increased
53% over the comparable year-ago three and nine month periods, respectively.
The increase in interest expense over the comparable year-ago nine month period was primarily due to higher interest expense on a higher level of outstanding borrowings. The increases in other income, net over both comparable year-ago periods were primarily due to foreign exchange gains.

  INCOME TAXES.   The Company's current estimate of its annual effective tax rate on anticipated operating income for the 1998 fiscal year is 75%. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill which is not deductible for tax purposes and foreign taxes on earnings generated in higher tax rate jurisdictions. This estimated annual effective tax rate of 75% has been used to record the provision for income taxes for the three and nine month periods ended April 3, 1998 compared with effective tax rates of 26% and 19%, respectively, used to record the benefit for income taxes for the comparable year-ago periods. The effective tax rates used to record the benefit for income taxes for the three month period and the nine month period ended March 28, 1997 were less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. The Company is currently reviewing certain potential international tax planning alternatives that, if implemented, would result in an increase in the Company's provision for income taxes in the year of implementation. Should the Company decide to implement any one of these international tax planning alternatives in the final quarter of fiscal 1998, the Company's fiscal 1998 effective tax rate would exceed 75%.*



______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total cash was $9,469,000 and $12,085,000 as of April 3, 1998 and June 27, 1997, respectively. The decrease in cash was primarily due to a reduction in the Company's loan payable balance to the Parent Company and acquisitions of property and equipment, partially offset by cash provided by operating activities. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

  The Company's operations have been financed by cash flows from operating activities and borrowings from the Parent Company. Such borrowings are available to the Company under a Revolving Loan Agreement dated as of June 28, 1996, whereby the Parent Company finances certain of the Company's working capital requirements. The Loan Agreement, which provides for maximum borrowings of up to $60,000,000, matures June 28, 1998 and is extendable by mutual consent. Interest is paid to the Parent Company at the rate of 6% per annum. The loan balance was $114,000 as of April 3, 1998. The Company anticipates that the Loan Agreement will be renewed with comparable terms and conditions as of June 28, 1998.*

  During the nine months ended April 3, 1998, the Company made investments in property and equipment totaling approximately $6,265,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. The Company presently anticipates it will make investments in fiscal 1998 of approximately $10,000,000 in property and equipment.* Additionally, product
development activities will include cash used to acquire technology.*   Such
investments will be funded from existing cash balances and cash flows from operations.*

  The Company believes its current cash balances, its available borrowings from the Parent Company and cash flows generated from the Company's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, the Company anticipates that future operating and investing activities may be financed by additional borrowings from the Parent Company, equity financing or other sources.* The Company believes that additional financing will be available from the Parent Company at a reasonable cost.*



______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  REVENUE CONCENTRATION.   The Company derives a substantial majority of its
revenues from a limited number of software products and anticipates that revenue from these products will continue to account for a majority of the Company's revenue in the foreseeable future. Broad market acceptance of such products is therefore critical to the Company's future success, and failure to achieve broad market acceptance of these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company.* The life cycle of these products is difficult to estimate, and the Company's future financial performance may depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements.* There can be no assurance that the Company will continue to be successful in marketing its key products or any new products, applications or product enhancements. Further, the Company derives a substantial portion of its revenues from sales to its top 2 customers. Accordingly, there can be no assurance that the Company will continue to be successful in marketing its products to such customers.



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

  RELIANCE ON SALES STAFF AND CHANNEL PARTNERS.   The Company sells and supports
its products through its sales staff and third party distributors and OEMs. The Company has made significant expenditures in recent years for the expansion of its sales and marketing force and plans to continue to expand its sales and marketing force. The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel.* Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that the Company will be successful in hiring and retaining such personnel in accordance with its plans. There can be no assurance that the Company's recent and other planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company is unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.

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

  MANAGEMENT OF GROWTH. The Company is in the process of expanding the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on the Company's management resources.* The Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operations and customer support and financial control systems and to effectively expand, train and manage its employee base.

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

  PROTECTION OF INTELLECTUAL PROPERTY.   No assurance can be given that
competitors will not successfully challenge the validity or scope of the Company's patents, copyrights and trademarks and that such patents, copyrights and trademarks will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization or to develop similar technology independently. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.

  The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company believes that software product developers increasingly will be subject to claims of infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition.* Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, and the Company's inability to enter such agreements could have a material adverse effect on the Company's business, operating results and financial condition.




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

  POTENTIAL LITIGATION/LIABILITY RELATED TO YEAR 2000 READINESS.   The Company's
products are used in numerous operating environments. It is likely that, commencing in the Year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years. The Company considers a product Year 2000 ready if the product's performance and functionality are unaffected by processing dates prior to, during, and after the Year 2000, but only if all products (for example hardware, firmware, and software) used with the product properly exchange accurate date data with it. The Company has determined that certain of its software products are not and will not be Year 2000 ready and is taking measures to inform its customers of that fact. The inability of one or more of the Company's products to properly manage and manipulate data related to the Year 2000 could result in a material adverse effect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.*

  Even if the Company successfully brings certain of its products into Year 2000 readiness and publicizes the non-readiness of its other products, the Company anticipates that substantial litigation may be brought against vendors of all component products of noncompliant operating environments, including the Company.* The Company's agreements with its customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The Company believes that any such claims, with or without merit, could result in costly litigation (and possible adverse judgment) that could absorb significant management and product development time and potentially result in significant liability to the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.*

  The Company is identifying Year 2000 dependencies in the Company's systems in order to determine whether it has Year 2000 issues and implementing changes to its internal information systems to make them Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure fully to identify all Year 2000 dependencies in the Company's systems could result in material adverse consequences, including delays in the delivery or sale of products.*



______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  The Company anticipates that the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers or OEMs located in those countries due to the impact of currency fluctuations on the relative price of the Company's products and/or restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance.* In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. During fiscal 1997 and the nine months ended April 3, 1998, sales to OEMs or end-user customers located in or to OEMs whose end customers were located in the countries of Japan, Korea, Malaysia, Thailand, Taiwan and Hong Kong were not material to the Company's business, operating results or financial condition.



______
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  On November 10, 1997, Vedatech Corporation ("Vedatech") commenced an action against the Company's United Kingdom subsidiary, Seagate Software Information Management Group, Ltd. ("SSIMG LTD") in the High Court of Justice in the
United Kingdom. The Writ alleges that SSIMG LTD breached an existing oral agreement and also alleges joint ownership of the United Kingdom copyright for the Japanese translation of a Company software product (the "Complaint"). The Company filed a response to Vedatech's writ on January 13, 1998. The Company has collected documentation and conducted various interviews and believes the Complaint has no merit and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on the Company's liquidity, financial position, or results of operations.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

27.1  Financial Data Schedule

(a)  Reports on Form 8-K

     No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended April 3, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE SOFTWARE, INC.
                            ----------------------
                                 (Registrant)



DATE:  May 6, 1998                              BY: /s/ Terence R. Cunningham
                                                        _______________________
                                                        TERENCE R. CUNNINGHAM
                                                        President and Chief
                                                        Operating Officer



DATE:  May 6, 1998                              BY: /s/ Ellen E. Chamberlain
                                                        _______________________
                                                        ELLEN E. CHAMBERLAIN
                                                        Senior Vice President,
                                                        Treasurer and
                                                        Chief Financial Officer

                            SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER
_______


27.1      Financial Data Schedule