Form 10-K405
period 1998-07-03
SEAGATE SOFTWARE INC
filed 1998-09-02
CIK 1046389

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 3, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 000-23169

                               ----------------

                            SEAGATE SOFTWARE, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0397623
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                915 DISC DRIVE, SCOTTS VALLEY, CALIFORNIA 95066
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (831) 438-6550
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

              Series A Preferred Stock, $.001 par value per share
                    Common Stock, $.001 par value per share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant as of July 3, 1998 was $4,705,604. Shares of Common Stock held by each officer, each director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock as of July 3, 1998 was 975,567.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

===============================================================================

                                    PART I

CERTAIN FORWARD-LOOKING INFORMATION

  The information contained in this Form 10-K includes forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Software, Inc. (the "Company" or "Seagate Software") that could cause such material differences are identified in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Operating Results" contained in Item 7 of this Form 10-K. Certain sections of this Form 10-K have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

ITEM 1. BUSINESS

GENERAL

  The Company develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to store, access and manage enterprise information. Headquartered in Scotts Valley, California, the Company has over 40 offices and operations in 17 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 3, 1998, the Parent Company and one of its subsidiaries held 99.7% of the Company's outstanding capital stock. On a diluted basis, the outstanding minority interests of the Company amounted to approximately 17.8%, which consisted of Common Stock and options to purchase its Common Stock issued pursuant to the Seagate Software 1996 Stock Option Plan (the "Option Plan"). Such options to purchase the Company's Common Stock are held by certain employees, directors and consultants of the Company and the Parent Company.

  The Company believes that managing the exponential growth of information and the growing need for information infrastructures combined with increasingly decentralized decision making are key challenges inherent in today's client/server computing environments. The Company's strategy is to respond to these challenges by offering Enterprise Information Management ("EIM") software solutions which consist of three core components -- Information Delivery, Information Analysis and Information Availability. The purpose of EIM is to integrate departmental information, optimize decision-making and ensure consistent access to information by providing comprehensive data availability and protection. Seagate Software is comprised of two operating groups, Information Management Group ("IMG") and Network & Storage Management Group ("NSMG"), each focused on the growing need for superior EIM.

  IMG offers business intelligence ("BI") software solutions featuring the Delivery and Analysis components of EIM. IMG's products include features such as query and reporting, automated report scheduling and distribution, information delivery across the World Wide Web, on-line analytical processing ("OLAP"), forecasting, statistical analysis, discovery and data mining.

  NSMG offers network and storage management software solutions, which focus on the Availability component of EIM by enabling IT professionals to manage distributed network resources and to secure and protect enterprise data. NSMG's products include features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management.

  The Company's strategy is to deliver a comprehensive EIM solution to its customers by developing a technology roadmap that leverages the core competencies of its BI and network and storage management products. Combinations of EIM components are available today in a number of integrated solutions from the Company. Seagate Backup Exec, Seagate Desktop Management Suite, Seagate Manage Exec and Seagate

NerveCenter provide the combination of Information Availability and Information Analysis by integrating technology from Seagate Crystal Reports. Seagate Crystal Reports, Seagate Crystal Info and Seagate Holos provide a combination of technology that delivers Information Delivery and Information Analysis solutions.

PRODUCTS

  Seagate Software offers a breadth of BI and network and storage management products featuring EIM functionality:

 EIM Products For Business Intelligence

 . Seagate Crystal Reports for Microsoft BackOffice(TM) -- Generates a set of top-requested reports to ease systems administration functions for the Microsoft BackOffice family of products.

 . Seagate Crystal Info(TM) -- Provides decision-makers with shared access to reporting and analysis capabilities, so users get fast access to business information without having to interact with the database. Whether using a Web browser or Windows, users can schedule, view and analyze reports and multidimensional OLAP cubes in a secure environment. This product contains an enterprise-friendly multi-tier architecture to lower network traffic and increase user productivity.

 . Seagate Crystal Reports(TM) -- Provides query and report writing functions for Windows. A developer and end-user tool, Seagate Crystal Reports allows users to access most types of PC and structured query language data and design a variety of reports and integrate them into database applications.

 . Seagate Holos(R) -- Provides a flexible OLAP development environment for rapidly delivering a range of applications that focus on key business issues and accurately reflect business processes. These "business-aware" applications allow enterprises to harness and analyze the increasing volumes of data and guide users to the information to improve decision-making.

 EIM Products For Network and Storage Management

 . Seagate Backup Exec(R) Desktop Editions -- Provides complete plug-and-play backup and restore functions for desktop users running Microsoft Windows NT Workstation, Windows 98, Windows 95, Windows 3.x and DOS.

 . Seagate Backup Exec(R) Server and Enterprise Editions -- Provides a backup and restore solution for server and network users running Novell NetWare, Microsoft Windows NT LANs and workstations.

 . Seagate Backup Exec(R) Storage Migrator -- Facilitates the proactive management of inactive data by migrating it from on-line storage (such as disk drives) to near-line devices (such as optical drives) or to archival storage resources (such as tape devices) over user-defined periods of time through a multi-tier hierarchical storage management ("HSM") application delivering enterprise functionality to client/server environments.

 . Seagate Client Exec(TM) -- Protects critical client data on workstations and laptops. Users receive automatic, regular and transparent protection of their critical data, and administrators have the flexibility to control which users are protected, what type of data is protected and when the protection should occur.

 . Seagate Desktop Management Suite(TM) -- Provides a fully integrated suite of software solutions including network inventory, software distribution, remote control, network backup and software metering.

 . Seagate ExecView(TM) -- Provides an integrated cross-platform storage management console for enterprise networks using Microsoft Windows NT and Novell NetWare. Users can manage both Seagate Backup Exec for NetWare and Seagate Backup Exec for Windows NT servers from a single console.

 . Seagate Manage Exec(TM) -- Centralizes enterprise administration by providing IT professionals with a unique view of servers worldwide and real-time problem analysis through a proactive server health monitoring, alerting and reporting solution.

 . Seagate NerveCenter(R) -- Provides an enterprise-event automation solution for Windows NT and UNIX environments.

 . Seagate WinINSTALL(TM) -- Provides a script-free, automated software distribution tool for 16- and 32-bit applications.

  The Company provides its software products to customers under non-exclusive, non-transferable license agreements (including shrink-wrap licenses for certain products). As is customary in the software industry, in order to protect its intellectual property rights, the Company does not sell or transfer title to its software products to customers. The Company enters into both object-code only and source-code licenses of its products. Under the Company's current standard end-user license agreement, licensed software may be used solely for the customers' internal operations and only at specified sites, which may be comprised of a stand-alone computer, a single network server with multiple terminals or multiple network servers with multiple terminals.

STRATEGIC RELATIONSHIPS

  The Company has developed strategic relationships with a number of application software developers and computer hardware manufacturers that sell and support the Company's products as well as integrate the Company's products into their operating system platforms. Such strategic relationships have been established with Compaq, Hewlett-Packard, IBM, Informix, Microsoft, Netscape, Novell, Oracle, PeopleSoft and Seagate Technology's original equipment manufacturer ("OEM") tape drive operations.

  The Company's strategic relationship with Microsoft includes the bundling of its leading BI and storage management products with selected Microsoft products. Seagate Crystal Reports is bundled with Microsoft BackOffice products and developer tools such as Microsoft Visual Basic, and Seagate Crystal Info is bundled in BackOffice Server 4.0. Additionally, the Company developed the backup utility for Microsoft Windows 98 and is developing the system disaster recovery and backup utilities for Windows NT 5.0. The Company has also developed the HSM technology to be included in Windows NT Server 5.0.*

RESEARCH AND DEVELOPMENT

  The Company incurred research and development expenses of approximately $47,173,000, $42,842,000 and $36,897,000 in 1998, 1997 and 1996, respectively.
Certain of the research and development expenses, which have not been material to date, are funded by the Company's customers. The Company is pursuing its product development objectives by continuing its emphasis on internally developing new software products and product enhancements, acquiring products, technologies and businesses complementary to the Company's existing product lines and forming alliances with leading technology companies.*

SALES AND MARKETING

  The Company employs a multi-faceted sales strategy. The Company utilizes direct sales forces and certain indirect sales channels, such as distributors and OEM relationships, for sales of its selected products to end users. These distributors and OEMs may also sell other products that are complementary to or compete with those of the Company. The Company provides sales and marketing programs to encourage the sale of its products, but there can be no assurance that its distributors and OEMs will not place a higher priority on competing products. Agreements with its distributors and OEMs are generally non-exclusive and may be terminated by either party without cause. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Factors Affecting Future Operating Results."

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  The Company generally markets its products domestically and overseas through a network of wholly-owned subsidiaries. These subsidiaries utilize authorized distributors and direct sales forces. The Company adapts certain products for foreign markets, including translation and documentation, and the Company prepares marketing and sales support programs accordingly. The Company has organized its sales management into geographical regions to increase the effectiveness of its sales efforts. Each region has offices established in cities and countries near its largest existing or prospective partners and customers. There are four regions: the Americas, Europe/Middle East/Africa, Japan, and Asia/Pacific.

  The Company's marketing efforts are designed to increase awareness and consideration of, and to generate leads for, the Company's products. Marketing activities include print advertising in trade and technical publications, on-line advertising on the World Wide Web, cooperative marketing with distributors and resellers, participation in seminars and tradeshows, mailings to end users and other public relations efforts. The Company's marketing groups produce or oversee the production of substantially all of the on-line and print product literature, brochures, advertising and similar marketing and promotional material for the Company.

  Revenue from one third party customer, Ingram Micro Inc., accounted for 22%, 18% and 16% of the Company's total revenues in 1998, 1997 and 1996, respectively. Indirect revenues, which include sales to distributors and OEMs, were 69%, 63% and 70% of total revenues during 1998, 1997 and 1996, respectively. Revenues outside of the Americas were 32%, 30% and 11% of total revenues during 1998, 1997 and 1996, respectively.

  During 1998 the Company generated export revenues from the United States of approximately $66,250,000. Revenues and expenses from the Company's operations outside of the Americas were approximately $26,809,000 and $52,143,000, respectively, as translated to the U.S. dollar from foreign currencies. The principal currency for such operations is the British pound. The Company believes that its exposure to foreign currency fluctuations is not material and does not engage in foreign currency hedging programs.*

TECHNICAL SUPPORT AND MAINTENANCE

  The Company's technical support groups, located at various sites around the world, including the U.S., Canada and Europe, provide pre-sale, installation and post-sale support to current users and potential customers evaluating the Company's products. Certain technical support groups also offer seven-day, 24-hour toll-free telephone services. The Company believes that effective technical support during product evaluation substantially contributes to product acceptance, and that post-sale support has been, and will continue to be, a substantial factor in maintaining customer satisfaction.*

  The Company offers maintenance programs for certain of its software products, which may consist of product enhancements, updated products and technical support. Generally, customers renew maintenance and support on an annual basis by paying a maintenance fee. Maintenance revenue implicit in new product sales and recurring maintenance charges are recognized ratably over the period the maintenance and support services are to be provided.

COMPETITION

  The business intelligence and network and storage management software markets in which the Company competes are comprised of numerous competitors, and the Company expects competition to increase.* The Company has recently experienced increased competition from additional entrants into its markets, including companies that specialize in the development, marketing and support of information management and network

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

and storage management software products. Many of the Company's current and prospective competitors have significantly greater financial, technical and marketing resources than the Company. In addition, many prospective customers may have the internal capability to implement solutions to their problems.

  The competitive factors affecting the market for the Company's software products include the following: product functionality; performance and reliability; demonstrable economic benefits for users relative to cost; price; quality of customer support and user documentation and ease of installation; vendor reputation; experience; and financial stability. The Company believes that it currently competes effectively with respect to these factors. The Company's ability to remain competitive will depend, to a great extent, upon its ongoing performance in the areas of product development and customer support.* To be successful in the future, the Company must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings.* Performance in these areas will, in turn, depend upon the Company's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers.* The Company also expects to continue its strategy of identifying and acquiring business intelligence and network and storage management assets and technologies and businesses that have developed such products and technologies.*

PATENTS AND INTELLECTUAL PROPERTY RIGHTS

  The Company by and through its Parent Company and/or predecessor companies, has been awarded four (4) United States patents and has three (3) United States and three (3) foreign patent applications pending. Because software technology changes rapidly, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection. The Company nevertheless believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development programs.* There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

  The Company's license agreements have restrictions in place to protect and defend the Company's intellectual property. The Company realizes that although it has incorporated these restrictions, there is a possibility for unauthorized use of its software. In addition to relying on these contractual rights, the Company has an ongoing trademark registration program in which it registers certain of its product names, slogans, and logos in the United States and in some foreign countries.

EMPLOYEES

  As of July 3, 1998, the Company employed approximately 1,800 persons. The Company's success is highly dependent on its ability to attract and retain qualified employees. Competition for qualified employees is intense in the software industry. None of the Company's employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

ITEM 2. PROPERTIES

  Seagate Software's executive offices are located in Scotts Valley, California. Principal facilities are located in Florida, California, Canada and the United Kingdom. A major portion of the Company's facilities are occupied under leases that expire at various times through 2008. The following is a summary of square footage leased by the Company:

                                  FACILITIES

                                                                       TOTAL
      LOCATION                                                      SQUARE FEET
      --------                                                      -----------
      North America
        California
          Central California.......................................    53,429
          Northern California......................................    16,084(1)
        Colorado...................................................    18,348
        Mid-Continent..............................................     7,607
        Northeast USA..............................................    33,428
        Southeast USA..............................................   121,112(2)
        Other USA..................................................     5,481(3)
        Canada.....................................................   140,044
                                                                      -------
            Total North America....................................   395,533
      Europe
        England....................................................    39,141
        Germany....................................................     6,858(4)
        Other Europe...............................................    10,379
                                                                      -------
            Total Europe...........................................    56,378
      Asia
        Australia..................................................    11,233
        Japan......................................................     6,938
        Hong Kong..................................................     2,206
        Other Pacific Rim..........................................     3,885
                                                                      -------
            Total Asia.............................................    24,262
                                                                      -------
              Total................................................   476,173
                                                                      =======

--------
(1) Excludes approximately 44,361 square feet of space leased to others.

(2) Excludes approximately 5,000 square feet of unoccupied space.

(3) Excludes approximately 19,206 square feet of unoccupied space.

(4) Excludes approximately 3,263 square feet of space leased to others.

ITEM 3. LEGAL PROCEEDINGS

  On November 10, 1997, Vedatech Corporation commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd. claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of the Company's products (the "Complaint") and seeking monetary and injunctive relief. No specific damage amount has yet been claimed. The Company has hired local counsel in the U.K., reviewed documents and conducted interviews. The Company filed an initial response in the U.K. court on January 13, 1998 and now in the discovery process. The Company believes the Complaint has no merit and intends to vigorously defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of July 3, 1998, the Company had outstanding 975,567 shares of Common Stock held by 225 shareholders and 54,633,333 shares of Series A Preferred Stock (including shares exchangeable to Series A Preferred Stock) held by the Parent Company and one of its subsidiaries. There is no established public trading market for any class of the Company's securities.

  The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future.*

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

ITEM 6. SELECTED FINANCIAL DATA

  The consolidated financial data with respect to the fiscal years ended July 3, 1998, June 27, 1997 and June 28, 1996 are derived from the audited Consolidated Financial Statements of the Company that are included or incorporated by reference in this Form 10-K. The consolidated financial data set forth below with respect to the fiscal years ended June 30, 1995 and July 1, 1994 are derived from the Consolidated Financial Statements of the Company that are not included in this Form 10-K. The following data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                           FISCAL YEAR ENDED
                             -------------------------------------------------
                             JULY 3,   JUNE 27,  JUNE 28,   JUNE 30,  JULY 1,
                               1998      1997      1996       1995      1994
                             --------  --------  ---------  --------  --------
                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                                                 DATA)
Revenues.................... $293,226  $216,950  $ 141,586  $ 92,796  $ 30,696
Gross profit................  242,766   169,161    112,567    70,417    23,556
Income (loss) from
 operations.................    6,905   (64,033)  (137,806)  (80,166)  (11,068)
Net loss....................   (8,490)  (57,700)  (129,668)  (82,864)   (6,884)
Net loss per common share
 (basic and diluted)........   (51.59)  (852.11)
Total assets................  136,040   143,594    201,598   101,928    20,854
Stockholders' equity........ $ 54,149  $ 61,618  $ 115,602  $ 47,215  $  6,978
Weighted average common
 shares outstanding.........  164,571    67,714

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and contained elsewhere in this Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Liquidity and Capital Resources" and "Factors Affecting Future Operating Results". Certain sections in this Form 10-K have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

OVERVIEW

  The Company develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to manage enterprise information. Headquartered in Scotts Valley, California, the Company has over 40 offices and operations in 17 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 3, 1998, the Parent Company and one of its subsidiaries held 99.7% of the Company's outstanding capital stock. On a diluted basis, the outstanding minority interests of the Company amounted to approximately 17.8%, which consisted of Common Stock and options to purchase its Common Stock issued pursuant to the Option Plan. Such options to purchase the Company's Common Stock are held by certain employees, directors and consultants of the Company and the Parent Company.

  The Company was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to the Parent Company's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, the Parent Company acquired eight software companies, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products. In February 1996, the Parent Company merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling-of-interests. In connection with the merger, the Parent Company purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. ("Arcada"). In April 1996, the Parent Company consolidated its software operations into Seagate Software.

  In June 1998, the Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing HSM products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the estimated value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the quarter ended July 3, 1998. The Company accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in the Company's operations since the acquisition was completed. Pro forma financial information is not presented as such amounts are not material.

  The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 ended on July 3, 1998, fiscal 1997 ended on June 27, 1997 and fiscal 1996 ended on June 28, 1996. Fiscal 1998 was comprised of 53 weeks and fiscals 1997 and 1996 were comprised of 52 weeks. All references to years in this Form 10-K represent fiscal years unless otherwise noted.

  Arcada, which was acquired by the Company pursuant to Seagate Technology's merger with Conner, had a fiscal year that ended on the Saturday closest to December 31. Accordingly, Arcada's statement of operations for the year ended December 30, 1995 has been combined with the Company's statement of operations for the year ended June 30, 1995. In order to conform Arcada's fiscal year end to the Company's fiscal year end, the Company's consolidated statement of operations for the year ended June 28, 1996 includes six months (July 1, 1995 through December 31, 1995) for Arcada which are also included in the Company's consolidated statement of operations for the year ended June 30, 1995.

1998 VERSUS 1997

  REVENUES. The Company's revenues are primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. The Company recognizes license revenues in accordance with American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition". Revenues from software license agreements are recognized at the time of product delivery, provided there are no significant vendor obligations remaining to be fulfilled and collectibility is probable. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from training and consulting are recognized when such services are performed.

  Total revenues increased 35% to $293,226,000 in 1998 from $216,950,000 in 1997. License revenues grew 33% to $243,285,000 in 1998 from $183,556,000 in
1997 due primarily to increased sales of Seagate Backup Exec, NSMG's leading storage management product featuring backup and restore solutions for Microsoft's Windows NT Server and Windows NT Workstation operating systems. License revenue growth was also due to increased sales of Seagate Crystal Reports and Seagate Crystal Info, IMG's leading business intelligence products featuring enterprise report writing and scheduling technologies. The Company continued to expand both its indirect and direct sales channels. Indirect revenues, which include distribution and OEM sales, increased 37% to $203,273,000 in 1998 from $147,991,000 in 1997 while direct revenues, which include corporate licensing and other direct sales to users, increased 30% to $89,953,000 in 1998 from $68,959,000 in 1997. Revenues increased within the Americas 30% to $198,820,000 in 1998 from $153,368,000 in 1997 and internationally 48% to $94,407,000 in 1998 from $63,582,000 in 1997, which was due in part to the Company's continued expansion of its European distribution channel. Revenues from Seagate Technology decreased 5% primarily due to fewer unit shipments to Seagate Technology's OEM tape drive operations. Total maintenance, support and other revenues grew 61% to $44,472,000 in 1998 from $27,632,000 in 1997 primarily due to increases in the sales of maintenance agreements and training and consulting services resulting from a larger installed customer base.

  During 1998 the Company generated export revenues from the United States of approximately $66,250,000. Revenues and expenses from the Company's operations outside of the Americas were approximately $26,809,000 and $52,143,000, respectively, as translated to the U.S. dollar from foreign currencies. The principal currency for such operations is the British pound. The Company believes that its exposure to foreign currency fluctuations is not material and does not engage in foreign currency hedging programs.*

  COST OF REVENUES. The cost of revenues consists of amortization of acquired developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, technical support and consulting services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues. The decrease in the cost of license revenues to $16,963,000 in 1998 from $17,535,000 in 1997, representing 7% and 10% of related license revenues, respectively, and the decrease in the cost of license revenues from Seagate Technology was due primarily to reductions in product packaging and documentation costs resulting from a shift in mix to CD-ROMs from disks and increased sales of higher-margin server products. The increase in the cost of maintenance, support and other revenues to $19,687,000 in 1998 from $6,560,000 in 1997, representing 44% and 24% of related service revenues, respectively, was primarily due to expansion of the Company's professional services workforce necessary to support the growth in training and consulting revenues. The decrease in the amortization of developed technology to $13,271,000 in 1998 from $21,860,000 in 1997, representing 5%
and 10% of total revenues, respectively, was primarily due to write-downs of certain developed technologies amounting to approximately $6,918,000 during 1997 as a result of asset values that had become impaired based on reductions in estimated future cash flows.

  SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel-related expenses, advertising, sales and marketing promotions and customer technical support costs. The increase in sales and marketing expenses to $129,343,000 in 1998 from $107,706,000 in 1997, representing 44% and 50% of total revenues, respectively, was primarily due to expansion of the Company's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth. Such increases were partially offset by reductions in workforce in 1997 within the NSMG business unit due to facility consolidations.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel-related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant.

  The increase in research and development expenses to $47,173,000 in 1998 from $42,842,000 in 1997, representing 16% and 20% of total revenues, respectively, was primarily due to increases in personnel and related expenses, new product development and localization costs, partially offset by facility consolidations and reductions in workforce in 1997 within the NSMG business unit.


--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel-related expenses for finance, legal, information technology, human resources, general management, fixed asset provisions and outside services. The increase in general and administrative expenses to $37,124,000 in 1998 from $36,861,000 in 1997, representing 13% and 17% of total revenues, respectively, was primarily due to increases in personnel and related expenses and legal costs, partially offset by facility consolidations and reductions in workforce in 1997 within the NSMG business unit.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of its acquisitions, the Company has acquired a number of projects and products that were considered in-process research and development on the date of acquisition. The Company determined that purchased in-process technology had not reached technological feasibility as no working model or detail program design existed at the time of purchase, and no alternative uses had been identified. Accordingly, in-process research and development was expensed when acquired. During 1998, $6,800,000 of in-process research and development was written off in connection with the purchase of Eastman Software Storage Management Group, Inc. During 1997, total write-offs of in-process research and development were $2,613,000. The Company incurred this charge in connection with additional amounts paid with respect to the June 1996 acquisition of Holistic Systems, Ltd. ("Holistic").

  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over five to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. The decrease in the amortization of goodwill and other intangibles to $15,421,000 in 1998 from $27,202,000 in 1997, representing 5% and 13% of total revenues, respectively, was primarily due to decreases in amortization expense based on lower levels of intangible assets and write-downs and write-offs of the carrying value of goodwill and other intangible assets of approximately $1,900,000 in 1998 versus $10,259,000 in 1997 as a result of asset values that had become impaired based on reductions in estimated future cash flows.

  RESTRUCTURING. Restructuring charges were $2,524,000 in 1997, representing 1% of total revenues. The restructuring charges were incurred as a result of reorganizations and closures within the NSMG business unit for the reduction of personnel, write-off or write-down of equipment, intangibles and other assets, closure of duplicate facilities, fees for legal and accounting services, contract cancellations and other related expenses.

  UNUSUAL ITEMS. Unusual items of $13,446,000 were recognized during 1997, representing 6% of total revenues. In connection with the June 1996 acquisition of Holistic, $18,000,000 of funds were placed in escrow pending the outcome of certain purchase price contingencies. Prior to the expiration of the contingency period, the Company elected to release the funds to the Holistic shareholders even though certain contingencies had not been met. Of the $18,000,000 total contingency payment, the Company recorded $13,446,000 as compensation expense for amounts paid to former Holistic shareholders who were employees of the Company and recorded the remaining $4,554,000 paid to non-employee shareholders as additional purchase price.

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

  INTEREST AND OTHER, NET. Total interest and other, net decreased to a net expense of $10,000 in 1998 from a net expense of $2,381,000 in 1997, representing 0% and 1% of total revenues, respectively. The decrease in interest and other, net was primarily due to lower interest expense on a lower level of outstanding borrowings from Seagate Technology and an increase in foreign exchange gains.

  INCOME TAXES. The Company recorded a $15,385,000 provision for income taxes at an effective rate of 223% in 1998 compared with a $8,714,000 benefit from income taxes at an effective rate of 13% for 1997. The effective rate used to record the provision for income taxes in 1998 was greater than the statutory rate primarily due to foreign tax rates that were in excess of the U.S. statutory tax rate, increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes. The effective rate used to record the benefit from income taxes in 1997 was less than the statutory rate primarily due to increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes.

1997 VERSUS 1996

  REVENUES. Total revenues increased 53% to $216,950,000 in 1997 from $141,586,000 in 1996. The increase in licensing revenues was due in part to growth in the market for business intelligence and IT infrastructure management software products and related services, expansion of the Company's European distribution channels and market demand for NSMG's Seagate Backup Exec, a storage management product that supports Microsoft's Windows NT operating system. The increase in maintenance, support and other revenues was due in part to higher training and consulting revenues resulting from a larger customer base. Additionally, the 1997 results included a full year of operations for the 1996 acquisitions of OnDemand Software, Inc. ("OnDemand") and Holistic. These 1996 acquisitions accounted for increases in licensing, licensing from Seagate Technology and maintenance, support and other revenues of approximately $26,039,000, $842,000 and $14,758,000, respectively, in 1997 as compared with 1996.

  During 1997 the Company generated export revenues from the United States of approximately $44,129,000. Revenues and expenses from the Company's operations outside of the Americas were approximately $18,896,000 and $23,938,000, respectively, as translated to the U.S. dollar from foreign currencies. The principal currency for such operations is the British pound.

  COST OF REVENUES. The cost of revenues increased to $47,789,000 in 1997 from $29,019,000 in 1996, representing 22% and 20% of total revenues, respectively. The majority of the increase in absolute dollars was due to an increase in the amortization of acquired developed technology due to a higher level of intangible assets and an increase in IMG's costs related to service revenues and related costs resulting from the inclusion of a full year of operations in 1997 of the 1996 acquisition of Holistic. Additionally, in 1997 the Company wrote off and wrote down certain developed technologies amounting to approximately $6,918,000 as a result of asset values that had become impaired based on the Company's phasing out of certain products.

  SALES AND MARKETING. Sales and marketing costs increased to $107,706,000 in 1997 from $71,129,000 in 1996, representing 50% of total revenues in both periods. The increase in absolute dollars was due to increased personnel, advertising and promotion costs necessary to support revenue growth and the expansion of the Company's European distribution channel. Additionally, the 1997 results included a full year of operations for the Company's 1996 acquisitions compared with a partial year of operations in 1996.

  RESEARCH AND DEVELOPMENT. Research and development expenses increased to $42,842,000 in 1997 from $36,897,000 in 1996, representing 20% and 26% of total revenues, respectively. The increase in absolute dollars was primarily due to increases in personnel and related expenses, new product development and localization costs, partially offset by facility consolidations and reductions in workforce within the NSMG business unit. Additionally, the 1997 results included a full year of operations for the Company's 1996 acquisitions compared with a partial year of operations in 1996.

  GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased to $36,861,000 in 1997 from $22,852,000 in 1996, representing 17%
and 16% of total revenues, respectively. The increase in absolute dollars was primarily due to increases in personnel and related expenses and increases in corporate administrative expenses and information systems necessary to support the Company's growth. Additionally, the 1997 results included a full year of operations for the Company's 1996 acquisitions compared with a partial year of operations in 1996.

  WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. During 1997, total write-offs of in-process research and development were $2,613,000. The Company incurred this charge in connection with additional amounts paid with respect to the June 1996 acquisition of Holistic. During 1996, total write-offs of in-process research and development were $96,958,000, which resulted from the Company's 1996 acquisitions.

  AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased to $27,202,000 in 1997 from $13,035,000 in 1996, representing 13% and 9% of total revenues, respectively. The increase in absolute dollars was primarily due to increased amortization expense on a higher level of intangible assets and write-downs and write-offs of the carrying value of goodwill and other intangible assets of approximately $10,259,000 based on shortfalls of estimated future cash flows.

  RESTRUCTURING. Restructuring charges were $2,524,000 in 1997 and $9,502,000 in 1996, representing 1% and 7% of total revenues, respectively. The restructuring charges were incurred in both years as a result of reorganizations and closures within the NSMG business unit for the reduction of personnel, write-off or write-down of equipment, intangibles and other assets, closure of duplicate facilities, fees for legal and accounting services, contract cancellations and other related expenses.

  UNUSUAL ITEMS. In connection with the June 1996 acquisition of Holistic, the Company recorded $13,446,000 in fiscal 1997, representing 6% of total revenues, as compensation expense for amounts paid to former Holistic shareholders who were employees of the Company.

  INTEREST AND OTHER, NET. Total interest and other, net increased to a net expense of $2,381,000 in 1997 from a net expense of $610,000 in 1996, representing 1% and 0% of total revenues, respectively. The increase in interest and other, net was primarily due to higher interest expense on a higher level of outstanding borrowings from Seagate Technology.

  INCOME TAXES. The Company recorded a $8,714,000 benefit from income taxes at an effective rate of 13% in 1997 compared with a $8,748,000 benefit from income taxes at an effective rate of 6% for 1996. The effective rate used to record the benefit from income taxes in each fiscal year was less than the statutory rate primarily due to increases in the valuation allowance for deferred tax assets and charges in 1996 for in-process research and development for certain acquisitions that were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's total cash was $15,130,000 and $12,085,000 as of July 3, 1998 and June 27, 1997, respectively. The increase in cash was primarily due to cash provided by operating activities and the sale of common stock under the Option Plan, partially offset by a reduction in the Company's loan payable balance to the Parent Company, acquisition of a business, purchases of property and equipment and purchases of intangible assets. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

  The Company's operations have been financed by cash flows from operating activities and borrowings from the Parent Company. Such borrowings are available to the Company under a Revolving Loan Agreement, between the Company and Seagate Technology, which was renewed on July 4, 1998 on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of the Company's working capital requirements. The Revolving

Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years. Beginning in fiscal year 1999, the Company will pay interest at the LIBOR rate plus 2% per annum on such borrowings; the Company previously paid interest at 6%. The loan balance was $16,054,000 as of July 3, 1998.

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $1,100,000 at July 3, 1998. Interest rates payable on borrowings are based on local bank prime interest rates. At July 3, 1998, there were no outstanding borrowings under any of these lines of credit.

  During the year ended July 3, 1998, the Company made investments in property and equipment totaling approximately $10,387,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. The Company presently anticipates it will make investments in 1999 of approximately $15,000,000 in property and equipment.* Additionally, product development activities may include cash used to acquire technology.* The Company expects that such investments will be funded from existing cash balances and cash flows from operations.*

  The Company believes its current cash balances, its available borrowings from the Parent Company and cash flows generated from the Company's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, the Company anticipates that future operating and investing activities may be financed by additional borrowings from the Parent Company, equity financing or other sources.* The Company believes that additional financing from the Parent Company will be available at a reasonable cost.*

NEW ACCOUNTING PRONOUNCEMENTS

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into after July 3, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company has assessed the impact of the requirements of SOP 97-2 and SOP 98-4 and has changed certain of its policies and procedures. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on the Company's revenues or results of operations.

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations.* SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1999 interim financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of shareholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available-for-sale financial instruments. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1999 Annual Report on Form 10-K.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending June 30, 2000.

FACTORS AFFECTING FUTURE OPERATING RESULTS

  POTENTIAL FLUCTUATIONS IN ANNUAL AND/OR QUARTERLY OPERATING RESULTS. The Company's future results of operations may be subject to substantial fluctuations.* The Company operates with no backlog because its software products are generally shipped shortly after orders are received. Annual and/or quarterly sales and operating results therefore depend on the volume and timing of and the ability to fill orders received within a given quarter, and such factors are difficult to forecast.* The Company recognizes a substantial portion of its revenue in the last month of each quarter and, therefore, may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.* If revenue levels in a given year or quarter are below expectations, the Company's operating results may be materially adversely affected.*

  The Company expects to experience significant fluctuations in annual and/or quarterly operating results based upon a number of factors including, but not limited to, (i) market acceptance of new products and product enhancements,
(ii) the Company's ability to develop, introduce and market new products and product enhancements in a timely fashion, (iii) the timing of large orders,
(iv) increased competition, (v) changes in pricing policies by the Company and/or its competitors, (vi) the Company's ability to control costs, (vii) the amount of one-time charges incurred in future acquisitions, (viii) the Company's ability to integrate future acquisitions into its operations, (ix) technological changes in the Company's markets, (x) personnel changes and (xi) general economic factors.* Because of these considerations, the Company believes that a period-to-period comparison of its operations is not necessarily meaningful and should not be relied upon as any indication of future performance.

  REVENUE CONCENTRATION. The Company derives a substantial majority of its revenues from a limited number of software products and anticipates that revenue from these products will continue to account for a majority of the Company's revenues in the foreseeable future.* Broad market acceptance of such products is therefore critical to the Company's future success, and failure to achieve broad market acceptance of these products as a result of competition, technological change or other factors would have a material adverse effect on the business, operating results and financial condition of the Company.* The life cycle of these products is difficult to estimate, and the Company's future financial performance may depend in part on the successful development, introduction and market acceptance of new products, applications and product enhancements.* There can be no assurance that the Company will continue to be successful in marketing its key products or any new products, applications or product enhancements. Further, the Company derived 22% of its revenues from sales to its top customer, Ingram Micro Inc., in 1998. A significant reduction in orders from this customer, if not offset by increased sales to other customers, could have a material adverse effect on the Company's business, operating results, or financial condition.* Accordingly, there can be no assurance that the Company will continue to be successful in marketing its products to such customer.

  NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

frequent new product introductions. The Company's future success will therefore depend on its ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.* There can be no assurance that the Company will be successful in developing and marketing new products that respond to technological changes and changing customer needs, or that the Company's new products will achieve market acceptance. If the Company is unable for technological or other reasons to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results or financial condition could be materially adversely affected. If potential new products are delayed or fail to achieve market acceptance, the Company's business, operating results and financial condition would be materially adversely affected. In addition, significant order deferrals due to customers waiting for the introduction of new or announced products could have a material adverse effect on the Company's business, operating results or financial condition.

  RELIANCE ON SALES STAFF AND CHANNEL PARTNERS. The Company sells and supports its products through its sales staff and third party distributors and OEMs. In particular, the Company has a strategic relationship with Microsoft pursuant to which (i) the Company's products are bundled with Microsoft's products and
(ii) the Company has in the past and is currently participating in the development of certain utilities and products for inclusion in Microsoft's products. Any material diminution in the level and breadth of activities with Microsoft could have a material adverse effect on the Company's business, operating results or financial condition. The Company has made significant expenditures in recent years for the expansion of its sales and marketing force and plans to continue to expand its sales and marketing force.* The Company's future success will depend in part upon the productivity of its sales and marketing force and the ability of the Company to continue to attract, integrate, train, motivate and retain new sales and marketing personnel.* Competition for sales and marketing personnel in the software industry is intense. There can be no assurance that the Company will be successful in hiring and retaining such personnel in accordance with its plans. There can be no assurance that the Company's recent and other planned expenses in sales and marketing will ultimately prove to be successful or that the incremental revenue generated will exceed the significant incremental costs associated with these efforts. In addition, there can be no assurance that the Company's sales and marketing organization will be able to compete successfully against the significantly more extensive and better funded sales and marketing operations of many of the Company's current and potential competitors. If the Company is unable to develop and manage its sales and marketing force expansion effectively, the Company's business, operating results and financial condition would be materially adversely affected.

  The Company derives a substantial portion of its revenue from the marketing and distribution of its products by its distributors and OEMs. The Company's agreements with distributors and OEMs typically allow such resellers to carry product lines that are competitive with those of the Company and in many cases may be terminated by either party without cause. There can be no assurance that such distributors and OEMs will place high priority on the marketing of the Company's products or that they will continue to carry the Company's products. Loss of the Company's current distributors and OEMs or the inability to attract new distributors and OEMs could materially adversely affect the Company's business, operating results or financial condition.

  COMPETITION. The markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. The Company expects additional competition from other established and/or emerging companies and as a result of future software industry consolidations.* Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company.* It is possible that new competitors or alliances among competitors may

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will successfully compete against current or future competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition.

  DEPENDENCE ON KEY PERSONNEL. The Company's future performance depends to a significant degree upon the continued service of its key members of management as well as marketing, sales and product development personnel.* The loss of one or more of the Company's key personnel would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, marketing, sales and product development personnel.* Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future.

  MANAGEMENT OF GROWTH. The Company is in the process of expanding the geographic scope of its customer base and operations. This expansion has resulted and will continue to result in substantial demands on the Company's management resources.* The Company's future operating results will depend on the ability of its officers and other key employees to continue to implement and improve its operations, customer support and financial control systems and to effectively expand, train and manage its employee base.

  RISK OF ACQUISITIONS. The Company has acquired numerous businesses and intends to enter into future business combinations and acquisitions of complementary companies, products and technologies. There can, however, be no assurance that suitable companies, divisions or products will be available for acquisition.* Such acquisitions are inherently subject to certain risks, including the difficulty of assimilating the operations and personnel of the combined companies, the potential disruption of the Company's ongoing business, the potential inability to retain key technical and managerial personnel, additional expenses associated with the amortization of acquired intangible assets, and the potential impairment of relationships with employees and customers as a result of any integration of new personnel. There can be no assurance that the Company will be successful in overcoming these risks or that such transactions will not have a material adverse effect upon the Company's business, financial condition or results of operations.

  RISKS OF INFRINGEMENT. The Company's success depends to a substantial degree on its proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures, employee and third party nondisclosure agreements and licensing arrangements to protect its proprietary rights. As part of its confidentiality procedures, the Company enters into license agreements with respect to its software, documentation and other proprietary information. In licensing its products, the Company relies in part on shrink wrap licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. Despite the precautions undertaken by the Company, it may be possible for a third party to copy or otherwise obtain and use the Company's products and technology without authorization. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.*

  PROTECTION OF INTELLECTUAL PROPERTY. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents, copyrights and trademarks and that such patents, copyrights and trademarks will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  The Company is not aware that any of its products infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company believes that software product developers will be increasingly subject to claims of infringement as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps.* Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results or financial condition.* Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, and the Company's inability to enter such agreements could have a material adverse effect on the Company's business, operating results or financial condition.

  PRODUCT LIABILITY. The Company markets its products to customers for information technology system management and resource optimization and to access, analyze, report and deliver enterprise data. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The sale and support of its products by the Company may entail the risk of such claims, which could be substantial in light of the use of such products in system management, resource optimization and BI applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results or financial condition.

  POTENTIAL LITIGATION/LIABILITY RELATED TO YEAR 2000 READINESS. It is unlikely that, commencing in the Year 2000, the functionality of certain operating environments will be adversely affected when one or more component products of the environment is unable to process four-digit characters representing years.* This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00.

  The Company's products are used in numerous operating environments. The Company considers a product Year 2000 ready if the product's performance and functionality are unaffected by processing dates prior to, during, and after the Year 2000, but only if all products (for example hardware, firmware, and software) used with the product properly exchange accurate date data with it. The company has determined that certain of its software products are not and will not be Year 2000 ready and is taking measures to inform its customers of that fact. The inability of one or more of the Company's products to properly manage and manipulate data related to the Year 2000 could result in a material adverse effect on the Company's business, financial condition or results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

  Even if the Company successfully brings certain of its products into Year 2000 readiness and publicizes the non-readiness of its other products, the Company anticipates that substantial litigation may be brought against

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

vendors of all component products of noncompliant operating environments, including the Company.* The Company's agreements with its customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The Company believes that any such claims, with or without merit, could result in costly litigation (and possible adverse judgment) that could absorb significant management and product development time and potentially result in significant liability to the Company, which could have a material adverse effect on the Company's business, operating results or financial condition.*

  The Company has initiated a program to address Year 2000 readiness in its internal systems. It has also initiated communications with its large suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company is still in the process of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 readiness. Accordingly, no assurance can be given that the costs required to address the Year 2000 issue will not have a material adverse effect on the Company's business, financial condition or results of operations. Assessment and remediation are proceeding in tandem, and the Company intends to have its critical internal systems in Year 2000 compliance by July 3, 1999.* These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. The costs incurred to date related to these programs have not been and are not expected to be material.*

  While the Company currently expects that the Year 2000 issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products.* Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

  The Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness.* These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results or financial condition.*

  SOFTWARE PRODUCT ERRORS OR DEFECTS. Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company's recently introduced products or any products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors.* Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation or loss of or delay in market acceptance, or could require extensive product changes, any of which could have a material adverse effect upon the Company's business, operating results or financial condition.

  RISK OF INTERNATIONAL SALES. The Company's international business involves a number of risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow down in European business activity during the summer months, unexpected changes in regulatory requirements, royalties and withholding taxes that restrict repatriation of earnings, tariffs and other trade barriers, difficulty in hiring qualified personnel, economic and political conditions in each country, management of an enterprise spread over various countries, the burden of complying with a wide variety of foreign laws and an increase in

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

international competition. A majority of the Company's international sales are currently denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and therefore the overall operating results and financial condition of the Company.

  The Company continues to expand its international operations, which requires significant management attention and financial resources and could materially adversely affect the Company's operating results. To the extent the Company is unable to effect this expansion in a timely manner, the Company growth, if any, in international sales will be limited and the Company's business, operating results or financial condition could be materially adversely affected.

  The Company anticipates that the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers or OEMs located in those countries due to the impact of currency fluctuations on the relative price of the Company's products and/or restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance.* In addition, customers in those countries may face reduced access to working capital to fund component purchases, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access local equity financing. During fiscal 1998, sales to OEMs or end-user customers located in or to OEMs whose end customers were located in the countries of Japan, Korea, Malaysia, Thailand, Taiwan and Hong Kong were not material to the Company's business, operating results or financial condition.

  The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period through January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro-capable by January 1, 1999 and does not expect the costs of system modifications to be material. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's foreign exchange activities, or the Company's use of derivative instruments, or will result in any material increase in costs to the Company.* While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.*

--------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DESCRIPTION                                 PAGE
                                -----------                                 ----
Report of Ernst & Young LLP, Independent Auditors..........................  22
Consolidated Balance Sheets as of July 3, 1998 and June 27, 1997...........  23
Consolidated Statements of Operations for the Years Ended
 July 3, 1998, June 27, 1997 and June 28, 1996.............................  24
Consolidated Statements of Cash Flows for the Years Ended
 July 3, 1998, June 27, 1997 and June 28, 1996.............................  25
Consolidated Statements of Stockholders' Equity for the Years Ended
 July 3, 1998, June 27, 1997 and June 28, 1996.............................  26
Notes to the Consolidated Financial Statements.............................  27

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Seagate Software, Inc.

  We have audited the accompanying consolidated balance sheets of Seagate Software, Inc. as of July 3, 1998 and June 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 3, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Software, Inc. at July 3, 1998 and June 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 3, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
July 17, 1998

                             SEAGATE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           JULY 3,   JUNE 27,
                                                            1998       1997
                                                          ---------  ---------
                         ASSETS
                         ------
Cash..................................................... $  15,130  $  12,085
Accounts receivable, net.................................    46,564     28,172
Inventories..............................................     1,117      3,206
Other current assets.....................................     2,474      4,040
                                                          ---------  ---------
    Total current assets.................................    65,285     47,503
Property, equipment and leasehold improvements, net......    16,876     20,785
Goodwill and other intangibles, net......................    53,879     75,306
                                                          ---------  ---------
    Total assets......................................... $ 136,040  $ 143,594
                                                          =========  =========
                       LIABILITIES
                       -----------
Loan payable to Seagate Technology....................... $  16,054  $  28,971
Accounts payable.........................................    10,994      9,116
Accrued employee compensation............................    14,365     10,267
Accrued expenses.........................................    15,339     16,035
Accrued income taxes.....................................     5,562      2,699
Deferred revenue.........................................    13,714      8,354
                                                          ---------  ---------
    Total current liabilities............................    76,028     75,442
Deferred income taxes....................................     1,691      6,233
Other liabilities........................................       255        301
                                                          ---------  ---------
    Total liabilities....................................    77,974     81,976
Common stock subject to repurchase.......................     3,917        --
                  STOCKHOLDERS' EQUITY
                  --------------------
Convertible preferred stock, $.001 par value--73,000,000
 shares authorized;
  Series A: shares issued and outstanding--54,633,333 in
   1998 and 1997 (aggregate liquidation preference of
   $409,750 in 1998 and 1997)............................        55         55
Common stock, $.001 par value--95,600,000 shares
 authorized; shares issued and outstanding--235,502 in
 1998 and 83,355 in 1997.................................       --         --
Additional paid-in capital...............................   343,526    342,091
Accumulated deficit......................................  (289,175)  (280,685)
Foreign currency translation adjustment..................      (257)       157
                                                          ---------  ---------
    Total stockholders' equity...........................    54,149     61,618
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 136,040  $ 143,594
                                                          =========  =========

                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      FOR THE YEARS ENDED
                                                  -----------------------------
                                                  JULY 3,   JUNE 27,  JUNE 28,
                                                    1998      1997      1996
                                                  --------  --------  ---------
Revenues:
  Licensing.....................................  $243,285  $183,556  $ 124,380
  Licensing from Seagate Technology.............     5,469     5,762      9,374
  Maintenance, support and other................    44,472    27,632      7,832
                                                  --------  --------  ---------
    Total revenues..............................   293,226   216,950    141,586
Cost of revenues:
  Licensing.....................................    16,963    17,535     14,885
  Licensing from Seagate Technology.............       539     1,834      3,999
  Maintenance, support and other................    19,687     6,560        194
  Amortization of developed technologies........    13,271    21,860      9,941
                                                  --------  --------  ---------
    Total cost of revenues......................    50,460    47,789     29,019
                                                  --------  --------  ---------
Gross profit....................................   242,766   169,161    112,567
Operating expenses:
  Sales and marketing...........................   129,343   107,706     71,129
  Research and development......................    47,173    42,842     36,897
  General and administrative....................    37,124    36,861     22,852
  In-process research and development...........     6,800     2,613     96,958
  Amortization of goodwill and other
   intangibles..................................    15,421    27,202     13,035
  Restructuring costs...........................       --      2,524      9,502
  Unusual items.................................       --     13,446        --
                                                  --------  --------  ---------
    Total operating expenses....................   235,861   233,194    250,373
                                                  --------  --------  ---------
Income (loss) from operations...................     6,905   (64,033)  (137,806)
Interest expense................................    (1,021)   (2,688)      (970)
Other, net......................................     1,011       307        360
                                                  --------  --------  ---------
  Interest and other, net.......................       (10)   (2,381)      (610)
                                                  --------  --------  ---------
Income (loss) before income taxes...............     6,895   (66,414)  (138,416)
Benefit from (provision for) income taxes.......   (15,385)    8,714      8,748
                                                  --------  --------  ---------
Net loss........................................  $ (8,490) $(57,700) $(129,668)
                                                  ========  ========  =========
Net loss per common share:
  Basic.........................................  $ (51.59) $(852.11)
  Diluted.......................................  $ (51.59) $(852.11)
Number of shares used in per share computations:
  Basic.........................................   164,571    67,714
  Diluted.......................................   164,571    67,714

                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      FOR THE YEARS ENDED
                                                  -----------------------------
                                                  JULY 3,   JUNE 27,  JUNE 28,
                                                    1998      1997      1996
                                                  --------  --------  ---------
OPERATING ACTIVITIES
Net loss........................................  $ (8,490) $(57,700) $(129,668)
Adjustments to reconcile net income to net cash
 from operating activities:
  Depreciation and amortization.................    39,152    41,381     24,737
  Deferred income taxes.........................    (4,542)   (7,505)    (3,021)
  Write-off of in-process research and
   development..................................     6,800     2,613     96,958
  Write-off or write-down of goodwill and
   intangibles..................................     1,900    17,192      2,157
  Unusual items.................................       --     13,446        --
  Write-offs due to restructure.................       --      1,494      4,427
  Changes in operating assets and liabilities:
    Accounts receivable.........................   (18,157)    4,583    (12,129)
    Inventories.................................     2,099    (1,581)       (11)
    Other current assets........................     1,575    (1,207)     1,080
    Accounts payable............................     1,552    (1,609)     4,887
    Accrued employee compensation...............     4,020     2,078      2,570
    Accrued expenses............................      (725)    2,430      4,629
    Accrued income taxes........................     3,633     5,796     (3,297)
    Deferred revenue............................     5,285     2,648      1,613
    Other liabilities...........................       (46)       44     (3,267)
                                                  --------  --------  ---------
  Net cash provided by (used in) operating
   activities...................................    34,056    24,103     (8,335)
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash
 acquired.......................................   (10,000)      --     (94,007)
Acquisition of property, equipment and leasehold
 improvements, net..............................    (7,992)  (15,823)   (10,167)
Escrow establishment............................       --        --     (18,000)
Decrease in other non-current assets, net.......       --        --       1,560
Acquisition of intangibles......................    (4,270)      --         --
                                                  --------  --------  ---------
  Net cash (used in) investing activities.......   (22,262)  (15,823)  (120,614)
FINANCING ACTIVITIES
Sale of common stock............................       665        79        --
Sale of common stock subject to repurchase......     3,917       --         --
Funding by Seagate Technology for acquisitions
 of businesses..................................       --        --     108,400
Borrowings from Seagate Technology, net.........   (12,917)   (4,020)    20,418
                                                  --------  --------  ---------
  Net cash provided by (used in) financing
   activities...................................    (8,335)   (3,941)   128,818
Effect of exchange rate changes on cash.........      (414)      151          8
                                                  --------  --------  ---------
  Increase (decrease) in cash...................     3,045     4,490       (123)
  Elimination of Arcada's net cash activity for
   the duplicated six months ended December 31,
   1995.........................................       --        --       1,768
Cash at the beginning of the year...............    12,085     7,595      5,950
                                                  --------  --------  ---------
Cash at the end of the year.....................  $ 15,130  $ 12,085  $   7,595
                                                  ========  ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest..........................  $     50  $    214  $      36
Cash paid for income taxes......................     7,945     2,357      4,892

                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              SERIES A
                             CONVERTIBLE                                FOREIGN
FOR THE YEARS ENDED JULY   PREFERRED STOCK   COMMON STOCK  ADDITIONAL  CURRENCY
 3, 1998, JUNE 27, 1997   ----------------- --------------  PAID-IN   TRANSLATION ACCUMULATED
   AND JUNE 28, 1996        SHARES   AMOUNT SHARES  AMOUNT  CAPITAL   ADJUSTMENT    DEFICIT     TOTAL
------------------------  ---------- ------ ------- ------ ---------- ----------- ----------- ---------
                                                (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT JUNE 30,
 1995...................         --   $ --      --   $ --   $140,610     $   2     $ (93,397) $  47,215
Acquisition by Seagate
 Technology of OnDemand
 Software, Inc. and
 minority interest of
 Arcada Holdings, Inc...         --     --      --     --     98,249       --            --      98,249
Issuance of convertible
 preferred stock and
 common stock to Seagate
 Technology pursuant to
 the formation of
 Seagate Software.......  34,500,000    34   62,500    --        (34)      --            --         --
Issuance of convertible
 preferred stock to
 Seagate Technology
 pursuant to the
 acquisition of Calypso
 Software Systems,
 Inc....................   1,733,333     2      --     --     13,797       --            --      13,799
Issuance of convertible
 preferred stock to
 Seagate Technology
 pursuant to the
 acquisition of Holistic
 Systems, Ltd...........  11,200,000    11      --     --     84,046       --            --      84,057
Income tax benefit from
 Seagate Technology
 stock option exercises.         --     --      --     --      1,866       --            --       1,866
Foreign currency
 translation
 adjustment.............         --     --      --     --        --          4           --           4
Net loss................         --     --      --     --        --        --       (129,668)  (129,668)
Elimination of Arcada
 Holdings, Inc. activity
 for the duplicated six
 months ended December
 31, 1995...............         --     --      --     --        --        --             80         80
                          ----------  ----  -------  ----   --------     -----     ---------  ---------
BALANCE AT JUNE 28,
 1996...................  47,433,333    47   62,500    --    338,534         6      (222,985)   115,602
Income tax benefit from
 Seagate Technology
 stock option exercises.         --     --      --     --      3,486       --            --       3,486
Issuance of common stock
 upon exercise of
 employee stock options.         --     --   20,855    --         79       --            --          79
Issuance of convertible
 preferred stock
 pursuant to the
 transfer to the Company
 of IMG Vancouver.......   7,200,000     8      --     --         (8)      --            --         --
Foreign currency
 translation
 adjustment.............         --     --      --     --        --        151           --         151
Net loss................         --     --      --     --        --        --        (57,700)   (57,700)
                          ----------  ----  -------  ----   --------     -----     ---------  ---------
BALANCE AT JUNE 27,
 1997...................  54,633,333    55   83,355    --    342,091       157      (280,685)    61,618
Income tax benefit from
 Seagate Technology
 stock option exercises.         --     --      --     --        770       --            --         770
Issuance of common stock
 upon exercise of
 employee stock options.         --     --  152,147    --        665       --            --         665
Foreign currency
 translation
 adjustment.............         --     --      --     --        --       (414)          --        (414)
Net loss................         --     --      --     --        --        --         (8,490)    (8,490)
                          ----------  ----  -------  ----   --------     -----     ---------  ---------
BALANCE AT JULY 3,
 1998...................  54,633,333  $ 55  235,502  $ --   $343,526     $(257)    $(289,175) $  54,149
                          ==========  ====  =======  ====   ========     =====     =========  =========

                See notes to consolidated financial statements.

                            SEAGATE SOFTWARE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  DESCRIPTION OF BUSINESS. Seagate Software, Inc. ("Seagate Software" or the "Company") develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to manage enterprise information. Headquartered in Scotts Valley, California, the Company has over 40 offices and operations in 17 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 3, 1998, the Parent Company and one of its subsidiaries held 99.7% of the Company's outstanding capital stock. On a diluted basis, the outstanding minority interests of the Company amounted to approximately 17.8%, which consisted of Common Stock and options to purchase Common Stock issued pursuant to the Option Plan. Such options to purchase the Company's Common Stock are held by certain employees, directors and consultants of the Company and the Parent Company.

  BASIS OF PRESENTATION. These financial statements are presented as if the Company had existed as an entity separate from Seagate Technology during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to the Company's operations. Intercompany transactions and balances have been eliminated.

  The Company was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to the Parent Company's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, the Parent Company acquired eight software companies, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products. In February 1996, the Parent Company merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling-of-interests. In connection with the merger, the Parent Company purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. ("Arcada"). In April 1996, the Parent Company consolidated its software operations into Seagate Software.

  Prior to December 1996, Seagate Technology International ("STI"), a wholly-owned subsidiary of Seagate Technology, owned all outstanding capital stock (the "IMG Stock") of IMG Vancouver (formerly Crystal Services, Inc.). Pursuant to an agreement among STI, Seagate Software and IMG Vancouver dated
December 19, 1996, STI surrendered the IMG Stock (which was subsequently cancelled by IMG Vancouver) in exchange for 7,200,000 Convertible Preference Shares of IMG Vancouver. On December 26, 1996, the Convertible Preference Shares were exchanged for 7,200,000 Class B Exchangeable Shares of IMG Vancouver. These Class B Exchangeable Shares do not have voting rights except as required by law, but can be exchanged at STI's sole discretion for 7,200,000 shares of Seagate Software Series A Preferred Stock. In connection with the issuance of the Class B Exchangeable Shares described above, STI was granted voting rights in Seagate Software equivalent to 7,200,000 shares of Series A Preferred Stock. Also on December 26, 1996, IMG Vancouver issued 10,000 Class A Common Shares, which carry the right to vote, to Seagate Software. Seagate Software therefore now owns all voting shares of IMG Vancouver. For financial reporting purposes, Seagate Software has control over IMG Vancouver and therefore consolidates the results of IMG Vancouver. Additionally, the 7,200,000 shares of Series A Preferred Stock of the Company which STI could elect to receive in exchange for the Class B Exchangeable Shares of IMG Vancouver have been treated as issued and outstanding shares of Series A Preferred Stock of the Company.

  In June 1998, the Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the value of in-process

                            SEAGATE SOFTWARE, INC.

technology that had not yet reached technological feasibility, had no alternative future use and was charged to the Company's operations in the quarter ended July 3, 1998. The Company accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in the Company's operations since the acquisition was completed. Pro forma financial information is not presented as such amounts are not material.

  The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 ended on July 3, 1998, fiscal 1997 ended on June 27, 1997 and fiscal 1996 ended on June 28, 1996. Fiscal 1998 was comprised of 53 weeks and fiscals 1997 and 1996 were comprised of 52 weeks. Fiscal 1999 will be a 52-week year and will end on July 2, 1999. All references to years in the notes to consolidated financial statements represent fiscal years unless otherwise noted.

  Arcada, which was acquired by the Company pursuant to Seagate Technology's merger with Conner, had a fiscal year that ended on the Saturday closest to December 31. Accordingly, Arcada's statement of operations for the year ended December 30, 1995 has been combined with the Company's statement of operations for the year ended June 30, 1995. In order to conform Arcada's fiscal year end to the Company's fiscal year end, the Company's consolidated statement of operations for the year ended June 28, 1996 includes six months (July 1, 1995 through December 31, 1995) for Arcada which are also included in the Company's consolidated statement of operations for the year ended June 30, 1995.

  ECONOMIC DEPENDENCE ON SEAGATE TECHNOLOGY. The Company has incurred net losses since inception and had net losses aggregating $195,858,000 during 1998, 1997 and 1996, and had a working capital deficit at July 3, 1998 of $10,743,000. On July 4, 1998 the Company and Seagate Technology renewed the Revolving Loan Agreement on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of the Company's working capital needs. The Revolving Loan Agreement provides for maximum outstanding borrowings of up to $60,000,000 and is renewable every two years. Outstanding borrowings from the Parent Company were $16,054,000 and $28,971,000 at July 3, 1998 and June 27, 1997, respectively. Borrowings from the Parent Company consist primarily of amounts used to fund the Company's operating activities. Beginning in fiscal 1999, the Company will pay interest at the LIBOR rate plus 2% per annum on such borrowings; the Company previously paid interest at 6%. The Company is economically dependent on Seagate Technology and believes that to the extent future cash flows from operations and borrowings under the existing loan agreement with Seagate Technology are not sufficient to fund the Company's working capital deficit and planned activities during the next 12 months, that additional funding will be available at a reasonable cost from Seagate Technology.

  ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and cash equivalents in high credit quality financial institutions. Accounts receivable are derived from revenues earned from customers primarily located in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and historically such losses have been immaterial. Revenue from one third party customer, Ingram Micro Inc., accounted for 22%, 18% and 16% of the Company's total revenues in 1998, 1997 and 1996, respectively.

  FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency for most of the Company's foreign operations. Gains and losses on the remeasurement into U.S. dollars of amounts denominated in foreign

                            SEAGATE SOFTWARE, INC.

currencies are included in net income for those operations whose functional currency is the U.S. dollar. Gains and losses on translation into U.S. dollars of foreign operations whose functional currency is the local currency are recorded as a separate component of stockholders' equity.

  CASH MANAGEMENT. Seagate Technology uses a centralized cash management function for all of its domestic operations, including certain domestic operations of the Company. A substantial majority of the Company's cash is from balances maintained by the Company's foreign subsidiaries.

  CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. The Company typically uses available cash in excess of amounts required for operating activities to pay amounts due under the Revolving Loan Agreement. Accordingly, the Company has not had significant cash equivalents to date.

  INVENTORIES. Inventories are stated at the lower of cost (first in, first out method) or market, and consist primarily of materials used in software products, related supplies and packaging materials.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Property and equipment, including leasehold improvements, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from two to five years. Assets under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining lease term.

  GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over five to seven years. The carrying values of long-term assets and intangibles other than developed technology ("other intangibles") are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets and other intangibles and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles.

  Other intangible assets consist of trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete related to acquisitions accounted for by the purchase method. See Note on Business Combinations and Acquisitions. Amortization of purchased intangibles, other than acquired developed technology, is provided on the straight-line basis over the respective useful lives of the assets ranging from 36 to 60 months for trademarks, 24 to 48 months for assembled workforces and distribution networks, 12 to 36 months for customer bases and 18 to 24 months for covenants not to compete. In-process research and development without alternative future use is expensed when acquired.

  DEVELOPED TECHNOLOGY. The Company applies Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", to software technologies developed internally, acquired in business acquisitions, and purchased.

  Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which based on the Company's development process generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of software has been short, capitalization of internal development costs has not been material to date. Capitalized costs are amortized based on the greater of the straight-line basis over the estimated product life (generally 30 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues.

                            SEAGATE SOFTWARE, INC.

  Purchased developed technology is amortized based on the greater of the straight-line basis over the estimated useful life (30 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues. The recoverability of the carrying value of purchased developed technology and associated goodwill is reviewed periodically. If estimated undiscounted future cash flows are not sufficient to recover combined carrying value of the purchased developed technology and associated goodwill, the carrying value of goodwill is first reduced and then the carrying value of purchased developed technology is reduced by any remaining differences.

  FAIR VALUE DISCLOSURES. The Company maintains its cash principally with major banks in interest- and non-interest-bearing bank accounts. There are no realized or unrealized gains or losses and fair value approximates carrying value for all cash balances.

  PUSHDOWN AND CARVEOUT ACCOUNTING. Seagate Technology has provided substantial services to the Company, including general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions. Seagate Technology has charged the Company for these services through corporate expense allocations. The amount of corporate expense allocations is dependent upon the total amount of allocable costs incurred by Seagate Technology on behalf of Seagate Software less amounts charged as a specific cost or expense rather than by allocation. Included in general and administrative expenses are corporate allocation charges of $1,004,000, $1,939,000 and $2,242,000 for 1998, 1997 and 1996, respectively. Included in sales and marketing expenses are corporate allocation charges of $769,000, $19,000 and $18,000 for 1998, 1997 and 1996, respectively.

  The Company participated in Seagate Technology's profit sharing plan through the first quarter of fiscal 1998 and in Seagate Technology's management bonus plan during 1997. The Company has since adopted its own bonus plan. Compensation expenses recorded by the Company under Seagate Technology's plans totaled $0, $3,158,000 and $910,000 for 1998, 1997 and 1996, respectively.

  The employees of the Company also participate in the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees who have completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the plan, 115,058, 80,643 and 41,574 shares of common stock of Seagate Technology were issued to the Company's employees in 1998, 1997 and 1996, respectively.

  The employees of the Company also participate in the Seagate Technology tax-deferred savings plan, the Seagate Technology, Inc. Savings and Investment Plan ("the 401(k) plan"). The 401(k) plan is designed to provide qualified employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. No material contributions were made by the Company in fiscal years 1998, 1997 or 1996.

  REVENUE RECOGNITION. The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition". The Company's total revenues are derived from license revenues for its various software products as well as maintenance, support, training and consulting. Revenues for maintenance, support services, training and consulting are recognized separately from software licenses. License revenues are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. Allowances for estimated future returns and price protection are provided upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which

                            SEAGATE SOFTWARE, INC.

is typically twelve months. Revenues from training and consulting are recognized when the services are performed.

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into after July 3, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company has assessed the impact of the requirements of SOP 97-2 and SOP 98-4 and has changed certain of its policies and procedures. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on the Company's revenues or results of operations.

  ADVERTISING EXPENSE. The cost of advertising is expensed as incurred. The Company does not incur any direct response advertising costs. Advertising costs totaled $19,112,000, $21,617,000 and $15,748,000 for 1998, 1997 and
1996, respectively.

  NET LOSS PER SHARE. The net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from common stock options and convertible preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. The net loss per common share for 1996 is not presented because the Company's current capital structure did not exist prior to April 1996, making presentation for prior periods not meaningful. During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 and the required restatement of the 1997 net loss per share had no impact on the Company because the weighted average shares used in the per share computations were unchanged under SFAS 128 because the effect of stock options would have been antidilutive. Below is a reconciliation of the numerator and denominator used to calculate earnings per share (in thousands, except share and per share data):

                                                             JULY 3,  JUNE 27,
                                                              1998      1997
                                                             -------  --------
     Net loss per share computation -- basic and diluted:
       Numerator: Net loss.................................. $(8,490) $(57,700)
                                                             -------  --------
       Denominator:
         Weighted average number of common shares
          outstanding during the period..................... 164,571    67,714
                                                             -------  --------
           Net loss per share -- basic and diluted.......... $(51.59) $(852.11)
                                                             =======  ========

  Incremental common shares attributable to the exercise of outstanding options and common stock subject to repurchase (assuming the proceeds would be used to purchase treasury stock) aggregating 2,118,034 shares for the year ended July 3, 1998 and 317,453 shares for 1997 were not included in the diluted net loss per share computations because the effect would have been antidilutive.

  ACCOUNTS RECEIVABLE. Accounts receivable are summarized below, in thousands:

                                                                1998     1997
                                                              --------  -------
     Accounts receivable..................................... $ 48,200  $29,442
     Less allowance for non-collection.......................   (1,636)  (1,270)
                                                              --------  -------
                                                              $ 46,564  $28,172
                                                              ========  =======

                            SEAGATE SOFTWARE, INC.

  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Property, equipment and leasehold improvements consisted of the following, in thousands:

                                              ESTIMATED
                                             USEFUL LIFE      1998      1997
                                             -----------    --------  --------
   Equipment............................. Two to five years $ 30,999  $ 30,009
   Building and leasehold improvements... Life of lease        9,424     6,428
                                                            --------  --------
                                                              40,423    36,437
   Less accumulated depreciation and
    amortization.........................                    (23,547)  (15,652)
                                                            --------  --------
                                                            $ 16,876  $ 20,785
                                                            ========  ========

  Depreciation expense was $11,727,000, $8,911,000 and $3,918,000 in 1998,
1997 and 1996, respectively.

  GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles consisted of the following, in thousands:

                                                               1998      1997
                                                             --------  --------
     Goodwill............................................... $ 44,953  $ 46,200
     Developed technology...................................   48,049    46,136
     Trademarks.............................................    9,972     9,972
     Assembled workforce....................................    4,596     6,666
     Distribution network...................................    2,925     2,925
     Other intangibles......................................   13,813    12,853
                                                             --------  --------
                                                              124,308   124,752
     Accumulated amortization...............................  (70,429)  (49,446)
                                                             --------  --------
     Goodwill and other intangibles......................... $ 53,879  $ 75,306
                                                             ========  ========

  Amortization of developed technologies is included in costs of revenues. In 1998, 1997 and 1996 the amortization of goodwill and other intangibles includes write-offs and write-downs to the estimated fair value of $1,900,000, $10,259,000 and $2,157,000, respectively. In 1997 the amortization of acquired developed technologies included in cost of revenues includes write-downs and write-offs to net realizable value of $6,918,000.

  COMMON STOCK SUBJECT TO REPURCHASE. Current employees and directors of the Company and of Seagate Technology have exercised 740,065 shares of common stock under the Option Plan. At July 3, 1998, 176,455 shares were vested and 563,610 shares were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to the Company at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of the Company at original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, the Company has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet. At July 3, 1998, the repurchase obligation amounted to $3,917,000.

NEW ACCOUNTING PRONOUNCEMENTS

  In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which the Company currently is required to adopt for transactions entered into after July 3, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. The Company has assessed the impact of

                            SEAGATE SOFTWARE, INC.

the requirements of SOP 97-2 and SOP 98-4 and has changed certain of its policies and procedures. The Company believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on the Company's revenues or results of operations.

  The Company intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. Both standards will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in the Company's first quarter of 1999 interim financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of stockholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available-for-sale financial instruments. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1999 Annual Report on Form 10-K.

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. The Company has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for the Company's consolidated financial statements for the fiscal year ending June 30, 2000.

BUSINESS COMBINATIONS AND ACQUISITIONS

  The Company acquired Eastman Software Storage Management Group, Inc. in 1998 and Arcada Holdings, Inc., Holistic Systems, Ltd., Calypso Software Systems, Inc., OnDemand Software, Inc. and Sytron Corporation in 1996. There were no acquisitions in 1997.

  VALUATION OF ACQUIRED INTANGIBLE ASSETS. Values assigned to acquired in-process research and development, developed technology, distribution networks, customer bases, trademarks, and assembled workforces were determined using independent valuations obtained by the Company.

  To determine the value of in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development for projects that had not yet reached technological feasibility and which did not have alternative future uses.

  To determine the value of developed technologies, the expected future cash flows of existing product technologies were evaluated, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life cycle stage of each product. Based on this analysis, the existing technologies that had reached technological feasibility were capitalized.

  To determine the value of the distribution networks and customer bases, the Company considered, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks.

                            SEAGATE SOFTWARE, INC.

Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company and risks related to the viability of and potential changes to future target markets.

  To determine the value of trademarks, the Company considered, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such trademark.

  To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

  Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. If the values assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the values assigned to long-term assets were reduced proportionally until there was no negative goodwill.

  ACQUISITION OF EASTMAN SOFTWARE STORAGE MANAGEMENT GROUP, INC. In June 1998, the Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to the Company's operations in the quarter ended July 3, 1998. The Company accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in the Company's operations since the date the acquisition was completed. Pro forma financial information is not presented as such amounts are not material. The following is a summary of the purchase price allocation, in thousands:

       Current assets and other tangible assets........................ $   535
       Liabilities assumed.............................................    (508)
       Assembled workforce.............................................     340
       Developed technology............................................     500
       In-process research and development.............................   6,800
       Microsoft agreement.............................................   1,500
       Goodwill........................................................     833
                                                                        -------
                                                                        $10,000
                                                                        =======

                            SEAGATE SOFTWARE, INC.

  ACQUISITION OF HOLISTIC SYSTEMS, LTD. In June 1996, the Company acquired all of the outstanding shares of Holistic Systems, Ltd. ("Holistic"), a company engaged in developing, producing and marketing OLAP-compliant, integrated enterprise business intelligence systems encompassing facilities for executive information, decision support and other business intelligence applications. The purchase price of approximately $85,458,000 was paid in cash, and a portion of such consideration ($18,000,000) was placed in escrow for contingent consideration. The escrow was released by the Company during the third quarter of fiscal 1997. The Company accounted for the acquisition using the purchase method, and the results of operations of Holistic are only included in the Company's operations since the date the acquisition was completed. The following is a summary of the initial purchase price allocation, in thousands:

       Current assets and other tangible assets........................ $ 9,993
       Liabilities assumed.............................................  (5,087)
       Trademarks......................................................   5,889
       Assembled workforce.............................................   1,890
       Developed technology............................................  16,453
       Customer base...................................................   3,746
       In-process research and development.............................  35,892
       Restricted cash held in escrow..................................  18,000
       Deferred tax liability..........................................  (1,318)
       Goodwill........................................................     --
                                                                        -------
                                                                        $85,458
                                                                        =======

  As noted above, $18,000,000 of the acquisition consideration was held in escrow as contingent consideration. The Company decided to release to the former shareholders of Holistic the escrow funds of $18,000,000 in the third quarter of fiscal 1997 even though the required contingencies had not been satisfied. As a result, the Company recorded compensation expense as an unusual item amounting to $13,446,000 for payments made to Company employees who were also former shareholders of Holistic and an additional purchase price amount of $4,554,000 for payments to former shareholders of Holistic who were not employees of the Company. The additional purchase price was allocated based on the same methodology as the original purchase price and in the third quarter of 1997, the Company recorded an additional in-process research and development write-off of $2,613,000, acquired intangible assets of $2,037,000 and a deferred tax liability of $96,000.

  ACQUISITION OF CALYPSO SOFTWARE SYSTEMS, INC. In May 1996, the Company acquired all of the outstanding shares of Calypso Software Systems, Inc. ("Calypso"), a company engaged in developing, producing and marketing software for managing systems and applications in complex, distributed client/server computer networks. The purchase price of approximately $13,865,000 was paid in cash. The Company accounted for the acquisition using the purchase method, and the results of operations of Calypso are only included in the Company's operations since the date the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

       Current assets and other tangible assets........................ $ 1,209
       Liabilities assumed.............................................    (245)
       Assembled workforce.............................................     400
       Developed technology............................................   3,600
       Customer base...................................................     540
       In-process research and development.............................   5,400
       Goodwill........................................................   2,961
                                                                        -------
                                                                        $13,865
                                                                        =======

                            SEAGATE SOFTWARE, INC.

  ACQUISITION OF ONDEMAND SOFTWARE, INC. In March 1996, the Company acquired all of the outstanding shares and stock options of OnDemand Software, Inc. ("OnDemand"), a company engaged in developing, producing and marketing WinINSTALL, a product which automates installation, upgrades and uninstalls of network applications throughout the enterprise. The purchase price of approximately $13,425,000 was paid in cash. The Company accounted for the acquisition using the purchase method, and the results of operations of OnDemand are only included in the Company's operations since the date the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

       Current assets and other tangible assets........................ $   832
       Liabilities assumed.............................................    (227)
       Assembled workforce.............................................     270
       Developed technology............................................   2,000
       Covenant not to compete.........................................      50
       In-process research and development.............................   8,900
       Goodwill........................................................   1,600
                                                                        -------
                                                                        $13,425
                                                                        =======

  ACQUISITION OF MINORITY INTEREST OF ARCADA HOLDINGS, INC. The combination of Seagate Software with Arcada Holdings, Inc. ("Arcada"), a company which develops, markets and supports data protection and storage management software products that operated across multiple desktop and client/server environments, was accounted for as a pooling-of-interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements include the accounts and operations of Arcada. Arcada's results of operations for the duplicated six months ended December 30, 1995 were as follows, in thousands:

                                                               SIX MONTHS ENDED
                                                               DECEMBER 30, 1995
                                                               -----------------
       Net revenues...........................................      $37,700
       Operating expenses.....................................       29,320
       Other income...........................................          588
       Net loss...............................................          (80)

  In connection with the pooling-of-interests, the Company acquired the then outstanding minority interest of Arcada. The minority interest was approximately 31% on a fully diluted basis. The acquisition of the minority interest was accounted for as a purchase and in connection with the acquisition, Seagate Technology issued common stock and options to purchase common stock with a fair market value of approximately $85,074,000. The following is a summary of the purchase price allocation for the acquisition of the minority interest, in thousands:

       Assembled workforce............................................. $ 1,355
       Distribution network............................................      94
       Corporate accounts..............................................     375
       Strategic alliances.............................................   1,437
       OEM agreements..................................................   3,217
       Value added resellers...........................................   2,030
       Trademarks......................................................   2,811
       Developed technology............................................   4,623
       In-process research and development.............................  43,949
       Deferred tax liability..........................................  (6,254)
       Goodwill........................................................  31,437
                                                                        -------
                                                                        $85,074
                                                                        =======

                            SEAGATE SOFTWARE, INC.

  ACQUISITION OF SYTRON CORPORATION. In July 1995, Arcada Software, Inc., a majority-owned subsidiary of Arcada, acquired the assets and liabilities of Sytron Corporation ("Sytron"), a company which develops, produces and markets software products for data storage management. The purchase price of approximately $5,017,000 was paid in cash. Arcada accounted for the acquisition using the purchase method, and the results of operations of Sytron are only included in the Company's operations since the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

       Current assets and other tangible assets......................... $  848
       Liabilities assumed..............................................   (508)
       Developed technology.............................................  1,487
       In-process research and development..............................  2,817
       Goodwill.........................................................    373
                                                                         ------
                                                                         $5,017
                                                                         ======

STOCKHOLDERS' EQUITY

  The Company's authorized capital stock consists of 95,600,000 shares of common stock and 73,000,000 shares of preferred stock, 54,633,333 of which have been designated as Series A preferred stock and 18,366,667 of which remain undesignated.

  PREFERRED STOCK. The Series A preferred have the following rights, preferences and privileges:

  Conversion. The holders of the Series A preferred stock have the right to convert the Series A preferred stock at any time into common stock. The Series A preferred stock will be automatically converted into common stock, at the then-effective conversion price, upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. The initial conversion rate will be one share of preferred stock for each share of common stock. The conversion price of the Series A preferred stock will be subject to adjustment to reduce the effect of dilution in the event that the Company issues additional shares of common stock or equivalents.

  Voting. Each share of Series A preferred stock entitles the holder to one vote for each share of common stock into which such share could then be converted. Except as required by law, the holders of shares of Series A preferred stock and the holders of shares of common stock shall vote together as one class on all matters submitted to a vote of stockholders of the Company.

  Dividend Preference. The holders of shares of Series A preferred stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, an annual cash dividend in the amount of $0.45 per share (as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like (collectively a "Recapitalization") with respect to the Series A preferred stock), prior and in preference to any declaration or payment of any dividend (payable other than in common stock) on the common stock of the Company. Such dividends shall not be cumulative, and no right shall accrue to holders of Series A preferred stock by reason of the fact that dividends on such shares are not declared or paid in any year. On the date that is the end of the first fiscal year in which the Company recognizes net income after taxes, the holders of shares of Series A preferred stock shall be entitled to receive, out of funds legally available for the purpose, an annual cash dividend in the amount of $0.45 per share (as adjusted to reflect any Recapitalization) prior and in preference to any declaration or payment of any dividend (payable other than in common stock) on the common stock of the Company (the "Cumulative Dividend"). The Cumulative Dividend shall accrue from the Cumulative Dividend Date and shall be payable only when, as and if determined by the Board, provided, that if the Cumulative Dividend shall not have been paid and a sum sufficient for the payment thereof set apart,

                            SEAGATE SOFTWARE, INC.

the deficiency shall first be fully paid before any dividend or other distribution (other than dividends payable solely in common stock) shall be paid or declared and set apart for the common stock of the Company. In the event any dividend shall be paid to the holders of common stock such dividend shall be distributed among the holders of the common stock and the Series A preferred stock in proportion to the shares of common stock then held by them and the shares of common stock which they then have the right to acquire upon the conversion of the Series A preferred stock held by them.

  Liquidation Preference. In the event of any liquidation, dissolution or winding up of the Company or other reorganization, a distribution of $7.50 per share, as adjusted to reflect any Recapitalization of Series A preferred stock, plus all accrued or declared but unpaid dividends, if any, shall be made to the holders of Series A preferred stock before any amount shall be paid to the holders of common stock.

  DIVIDENDS. No dividends have been declared, or paid, to date by the Company on any of the outstanding common stock or preferred stock.

  STOCK OPTION PLANS. The Option Plan provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The Company has reserved a total of 12,600,000 shares under the Plan. Options granted under the Company's Plan are granted at fair market value, expire ten years from the date of the grant and vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Following is a summary of stock option activity from the inception of the plan through the year ended July 3, 1998:

                                                       OPTIONS OUTSTANDING
                                                   ----------------------------
                                                   NUMBER OF   WEIGHTED AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                   ----------  ----------------
     Balance at June 30, 1995.....................        --        $ --
       Granted....................................  3,276,200        4.00
       Exercised..................................        --          --
       Canceled...................................    (45,088)       4.00
                                                   ----------
     Balance at June 28, 1996.....................  3,231,112        4.00
       Granted....................................  2,851,255        5.42
       Exercised..................................    (20,855)       4.00
       Canceled...................................   (973,733)       4.36
                                                   ----------
     Balance at June 27, 1997.....................  5,087,779        4.73
       Granted....................................  8,039,707        9.04
       Exercised..................................   (892,212)       5.13
       Canceled................................... (1,299,143)       5.27
                                                   ----------
     Balance at July 3, 1998...................... 10,936,131        7.81
                                                   ==========

                            SEAGATE SOFTWARE, INC.

  Options available for grant were 750,802, 7,491,366 and 9,368,888 at the end of fiscal 1998, 1997 and 1996, respectively. The following tables summarize information about options outstanding at July 3, 1998.

                                                         EXERCISABLE
                          OPTIONS OUTSTANDING              OPTIONS
                  ----------------------------------- ------------------
                                WEIGHTED
                                 AVERAGE     WEIGHTED           WEIGHTED
                                REMAINING    AVERAGE            AVERAGE
     EXERCISE       NUMBER     CONTRACTUAL   EXERCISE  NUMBER   EXERCISE
     PRICES       OF SHARES  LIFE (IN YEARS)  PRICE   OF SHARES  PRICE
     --------     ---------- --------------- -------- --------- --------
     $4.00         2,288,427       8.0        $ 4.00    891,653  $4.00
     $6.00         3,860,158       9.0          6.00    305,374   6.00
     $7.50-11.00   2,043,397       9.6          8.83     11,760   7.86
     $12.75        2,744,149      10.0         12.75        --     --
                  ----------                          ---------
       Total      10,936,131       9.1          7.81  1,208,787   4.54
                  ==========                          =========


  PRO FORMA INFORMATION. In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APBO 25") and requires additional disclosures. The Company has elected to follow APBO 25 in accounting for stock options granted. Under APBO 25, the Company generally recognized no compensation expense with respect to such options.

  Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after June 30, 1995 as if the Company had accounted for its stock options under the fair value method of SFAS 123. The fair value of the Company's stock options was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options granted to employees have characteristics significantly different from those of exchange-traded options (and are not fully transferable) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options granted to employees. The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                 SEAGATE SOFTWARE
                                  INCENTIVE STOCK      SEAGATE TECHNOLOGY
                                    OPTION PLAN          EMPLOYEE STOCK
                                      SHARES          PURCHASE PLAN SHARES
                                 -------------------  ------------------------
                                 1998   1997   1996    1998     1997     1996
                                 -----  -----  -----  ------   ------   ------
     Expected life (in years)...  3.67   3.65   3.65     .56      .50      .50
     Risk-free interest rate....   5.7%   6.2%   5.6%    5.5%     5.4%     5.4%
     Volatility.................   .55    .55    .55     .63      .46      .46

  The weighted average exercise price and weighted average fair value of stock options granted in 1998 under the Company's Plan were $9.04 and $4.20 per share, respectively. The weighted average purchase price and weighted average fair value of shares granted in 1998 under the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan") were $26.99 and $12.03, respectively.

                            SEAGATE SOFTWARE, INC.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the six-month purchase period for stock purchases under the Purchase Plan. Pro forma net loss per common share for 1996 is not presented because the Company's current capital structure did not exist prior to April 1996, making presentation for prior periods not meaningful. The Company's pro forma information follows, in thousands:

                                                   1998      1997      1996
                                                 --------  --------  ---------
     Net loss................................... $(15,716) $(61,568) $(130,043)
     Net loss per common share.................. $ (95.50) $(909.24)

  The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, and the Company did not commence granting stock options for the purchase of Seagate Software common stock until June 1996, the pro forma effect will not be fully reflected until 2000.

INCOME TAXES

  The Company is included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and the Company have entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which the Company computes hypothetical tax returns (with certain modifications) as if the Company was not included in consolidated or combined returns with Seagate Technology. The Company must pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology will pay the Company the amount of such refunds. At the end of fiscal 1998, $8,500,000 in intercompany tax-related balances was due from the Company to Seagate Technology. At the end of fiscal 1997 and 1996, there were no intercompany tax-related balances outstanding between the Company and Seagate Technology.

  The (benefit from) provision for income taxes consisted of the following, in thousands:

                                                      1998     1997     1996
                                                     -------  -------  -------
     Current Tax Expense
       Federal...................................... $ 9,444  $(5,007) $(7,196)
       State........................................   1,575     (384)    (762)
       Foreign......................................   8,908    4,182      996
                                                     -------  -------  -------
     Total Current Tax Expense......................  19,927   (1,209)  (6,962)
     Deferred Tax Expense
       Federal......................................  (3,831)  (6,330)  (1,498)
       State........................................    (711)  (1,175)    (288)
                                                     -------  -------  -------
     Total Deferred Tax Expense.....................  (4,542)  (7,505)  (1,786)
                                                     -------  -------  -------
     (Benefit from) Provision for Income Taxes...... $15,385  $(8,714) $(8,748)
                                                     =======  =======  =======

  The (benefit from) provision for income taxes has been computed on a separate return basis (with certain modifications), except that pursuant to the Tax Allocation Agreement, the tax benefits of certain of the Company's fiscal 1997 and 1996 tax losses and credits were recognized in the year such losses and credits were utilized by Seagate Technology in its tax returns. In fiscal 1998, the Company did not recognize the benefit of certain tax credits because they were not expected to be utilized by Seagate Technology in its tax returns.

                            SEAGATE SOFTWARE, INC.

  The pro forma information assuming a tax benefit based on a separate return basis is as follows, in thousands:

                                                                     YEAR ENDED
                                                                    JULY 3, 1998
                                                                    ------------
     Income before provision for income taxes......................    $6,895
     Provision for income taxes....................................     4,548
                                                                       ------
     Net income....................................................    $2,347
                                                                       ======

  The income tax benefits related to the exercise of employee stock options reduced amounts due to or increased amounts due from Seagate Technology pursuant to the Tax Allocation Agreement and were credited to additional paid-in capital. Such amounts approximated $770,000, $3,486,000 and $1,866,000 in 1998, 1997 and 1996, respectively.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows, in thousands:

                                                              1998      1997
                                                            --------  --------
     Deferred Tax Assets:
       Receivable reserves................................. $  1,951  $  1,859
       Accrued warranty....................................      244       192
       Inventory write-downs not currently deductible......      504       299
       Accrued compensation and benefits...................    1,329     1,517
       Depreciation........................................     (986)      827
       Accrued restructuring...............................       --       963
       Accrued expenses not currently deductible...........    2,532       850
       Acquisition related items...........................   36,264    34,745
       Domestic and foreign net operating loss
        carryforwards......................................   13,116    13,098
       Tax credit carryforwards............................    8,686     1,155
       Other...............................................    2,164     2,372
                                                            --------  --------
         Total Deferred Tax Assets.........................   65,804    57,877
       Valuation allowance.................................  (65,804)  (57,877)
                                                            --------  --------
           Net Deferred Tax Assets.........................      --        --
                                                            ========  ========
     Deferred Tax Liabilities:
       Acquisition related items...........................   (1,691)   (6,233)
                                                            --------  --------
         Total Deferred Tax Liabilities....................   (1,691)   (6,233)
                                                            --------  --------
           Net Deferred Tax Liabilities.................... $ (1,691) $ (6,233)
                                                            ========  ========

  A valuation allowance has been provided for the deferred tax assets as of the end of fiscal 1998 and 1997. Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. In addition, the net operating loss and tax credit carryforwards of acquired subsidiaries are subject to further limitations on utilization due to the "change in ownership" provisions of Internal Revenue Code Section 382 and the "separate return limitation year" rules of the federal consolidated return regulations. Approximately $8,213,000 of the valuation allowance in fiscal 1998 and 1997 is attributable to deferred tax assets that when realized, will reduce unamortized goodwill or other intangible assets of the acquired subsidiaries. The valuation allowance increased by $7,927,000, $11,946,000 and $26,038,000 in 1998, 1997 and 1996, respectively.

                            SEAGATE SOFTWARE, INC.

  As of June 27, 1997, the Company has domestic and foreign net operating loss carryforwards of approximately $37,515,000 expiring in 2003 through 2010 if not used to offset future taxable income. In addition, the Company, as of July 3, 1998, has research and development tax credit carryforwards of approximately $1,155,000 expiring in 2005 through 2011 and foreign tax credit carryforwards of $7,351,000, expiring in 2003, if not used to offset future tax liabilities.

  The reconciliation between the (benefit from) provision for income taxes at the U.S. statutory rate and the effective rate is summarized as follows, in thousands:

                                                    1998      1997      1996
                                                   -------  --------  --------
   (Benefit) provision at U.S. statutory rate..... $ 2,413  $(23,245) $(48,446)
   State income taxes (benefit), net..............     393      (382)     (762)
   Foreign taxes in excess of the U.S. statutory
    rate..........................................   2,084       255        25
   In-process research and development............     --        --     15,382
   Goodwill and other acquisition related items...   2,621     5,666     2,833
   Valuation allowance............................   7,927     8,871    22,216
   Other..........................................     (53)      121         4
                                                   -------  --------  --------
                                                   $15,385  $ (8,714) $ (8,748)
                                                   =======  ========  ========

  Cumulative undistributed earnings of certain foreign operations of the Company of $2,633,000 are considered to be permanently invested in non-U.S. operations. No U.S. federal and state income tax has been provided on these amounts. Additional U.S. federal and state income taxes that would have to be provided if these earnings were repatriated to the U.S. cannot be determined at this time.

RESTRUCTURING COSTS

  During 1996, the Company recorded restructuring charges totaling $9,502,000 as a result of the acquisition of Arcada, a majority-owned subsidiary of Seagate Technology that was acquired in connection with Seagate Technology's merger with Conner. During 1997, the Company recorded restructuring charges of approximately $2,524,000, which consisted of $3,481,000 resulting from NSMG's consolidation efforts, offset by an adjustment to reduce the 1996 restructuring by $957,000 based upon completion of certain aspects of the restructuring at less than originally estimated. The restructuring activities are substantially complete except for remaining liabilities pertaining to long-term lease commitments on excess and duplicate facilities.

                            SEAGATE SOFTWARE, INC.

  The following table summarizes the Company's restructuring activity for the three years ended July 3, 1998, in thousands:

                                               EQUIPMENT,                 CONTRACT
                         SEVERANCES            INTANGIBLES              CANCELLATIONS
                            AND       EXCESS    AND OTHER  PROFESSIONAL   AND OTHER
                          BENEFITS  FACILITIES   ASSETS        FEES       EXPENSES     TOTAL
                         ---------- ---------- ----------- ------------ ------------- -------
1996 restructuring
 charges................   $1,554     $1,571     $ 5,630      $ 525         $ 222     $ 9,502
Cash charges............     (518)       --          --        (568)          --       (1,086)
Non-cash charges........      --        (121)     (4,168)       --           (138)     (4,427)
                           ------     ------     -------      -----         -----     -------
Reserve balances, June
 28, 1996...............    1,036      1,450       1,462        (43)           84       3,989
1997 restructuring
 charges................      770        505       2,106        --            100       3,481
Cash charges............     (975)      (915)        --         --            --       (1,890)
Non-cash charges........      --         (72)     (1,422)       --            --       (1,494)
Adjustments and
 reclassifications......     (351)       267        (732)        43          (184)       (957)
                           ------     ------     -------      -----         -----     -------
Reserve balances, June
 27, 1997...............      480      1,235       1,414        --            --        3,129
Cash charges............     (373)      (519)         (9)       --            --         (901)
Non-cash charges........      --         --       (1,045)       --            --       (1,045)
Adjustments and
 reclassifications......     (107)       467        (360)       --            --          --
                           ------     ------     -------      -----         -----     -------
Reserve balances, July
 3, 1998................   $  --      $1,183     $   --       $ --          $ --      $ 1,183
                           ======     ======     =======      =====         =====     =======

LINES OF CREDIT

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $1,100,000 at July 3, 1998. Interest rates payable on borrowings are based on local bank prime interest rates. At July 3, 1998, there were no outstanding borrowings under any of these lines of credit.

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in a single industry segment by developing, marketing and supporting business intelligence and systems infrastructure management software products, and related professional services. The following tables summarize the Company's operations in different geographic areas, in thousands:

                                             YEAR ENDED JULY 3, 1998
                                   --------------------------------------------
                                                      ADJUSTMENTS
                                    NORTH                 AND
                                   AMERICA   EUROPE   ELIMINATIONS CONSOLIDATED
                                   -------- --------  ------------ ------------
   Revenues from unaffiliated
    customers....................  $275,606 $ 17,620    $   --       $293,226
   Transfers between geographic
    areas........................     2,368       30     (2,398)          --
                                   -------- --------    -------      --------
   Total net sales...............  $277,974 $ 17,650     (2,398)     $293,226
   Income (loss) from operations.    20,734  (13,829)       --          6,905
   Other income (expense), net...       287     (297)       --            (10)
                                   -------- --------    -------      --------
   Income (loss) before income
    taxes........................  $ 21,021 $(14,126)   $   --       $  6,895
                                   ======== ========    =======      ========
   Identifiable assets...........  $111,129 $ 24,911    $   --       $136,040
                                   ======== ========    =======      ========

                            SEAGATE SOFTWARE, INC.

                                           YEAR ENDED JUNE 27, 1997
                                  --------------------------------------------
                                                     ADJUSTMENTS
                                   NORTH                 AND
                                  AMERICA   EUROPE   ELIMINATIONS CONSOLIDATED
                                  --------  -------  ------------ ------------
   Revenues from unaffiliated
    customers.................... $203,324  $13,626    $   --       $216,950
   Transfers between geographic
    areas........................      861      841     (1,702)          --
                                  --------  -------    -------      --------
   Total net sales............... $204,185  $14,467    $(1,702)     $216,950
   Loss from operations..........  (58,962)  (5,071)       --        (64,033)
   Other expense, net............   (2,315)     (66)       --         (2,381)
                                  --------  -------    -------      --------
   Loss before income taxes...... $(61,277) $(5,137)   $   --       $(66,414)
                                  ========  =======    =======      ========
   Identifiable assets........... $103,880  $39,714    $   --       $143,594
                                  ========  =======    =======      ========

                                           YEAR ENDED JUNE 28, 1996
                                 ----------------------------------------------
                                                      ADJUSTMENTS
                                   NORTH                  AND
                                  AMERICA    EUROPE   ELIMINATIONS CONSOLIDATED
                                 ---------  --------  ------------ ------------
   Revenues from unaffiliated
    customers..................  $ 139,123  $  2,463     $ --       $ 141,586
   Transfers between geographic
    areas......................        312       --       (312)           --
                                 ---------  --------     -----      ---------
   Total net sales.............  $ 139,435  $  2,463     $(312)     $ 141,586
   Loss from operations........   (102,273)  (35,533)      --        (137,806)
   Other income (expense), net.       (644)       34       --            (610)
                                 ---------  --------     -----      ---------
   Loss before income taxes....  $(102,917) $(35,499)    $ --       $(138,416)
                                 =========  ========     =====      =========
   Identifiable assets.........  $ 155,730  $ 45,868     $ --       $ 201,598
                                 =========  ========     =====      =========

  The loss from operations includes net revenues less operating expenses. The loss from operations in Europe for the year ended June 28, 1996 is primarily related to the write-off of $35,892,000 of in-process research and development in connection with the Holistic acquisition. The loss from operations in Europe for the year ended June 27, 1997 includes approximately $7,662,000 of amortization of intangible assets relating to the Holistic acquisition and $2,613,000 relating to the write-off of in-process research and development for contingent payments made to the former shareholders of Holistic during 1997. The loss from operations in Europe for the year ended July 3, 1998 includes approximately $9,138,000 of amortization of intangible assets relating to the Holistic acquisition. The identifiable assets by geographic area are those assets used in the Company's operations in each area.

  The Company generated export revenues from the United States of approximately $66,250,000, $44,129,000 and $33,617,000 in 1998, 1997 and 1996,
respectively.

                            SEAGATE SOFTWARE, INC.

COMMITMENTS

  LEASES. The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Facility leases expire at various dates through 2008 and contain various provisions for rental adjustments. The leases require the Company to pay property taxes, insurance and normal maintenance costs. The Company also occupies certain facilities owned by Seagate Technology. Future minimum payments for operating leases were as follows at July 3, 1998, in thousands:

                                                   OPERATING
                                                    LEASES
                                                   ---------
           1999...................................  $ 8,918
           2000...................................    7,581
           2001...................................    5,507
           2002...................................    4,953
           2003...................................    3,866
           After 2003.............................   35,992
                                                    -------
                                                    $66,817
                                                    =======

  Total rent expense for all facility and equipment operating leases was approximately $8,023,000, $5,292,000 and $3,181,000 for 1998, 1997 and 1996,
respectively.

  NON-CANCELABLE CAPITAL OBLIGATIONS. Non-cancelable capital obligations totaled $384,291 as of July 3, 1998.

LEGAL PROCEEDINGS

  On November 10, 1997, Vedatech Corporation commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd. claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of the Company's products (the "Complaint") and seeking monetary and injunctive relief. No specific damage amount has yet been claimed. The Company has hired local counsel in the U.K., reviewed documents and conducted interviews. The Company filed an initial response in the U.K. court on January 13, 1998 and is now in the discovery process. The Company believes the Complaint has no merit and intends to vigorously defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on the Company's liquidity, financial position or results of operations.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of the Company and certain information about them as of September 2, 1998, are as follows:

                                                                  DIRECTOR OR
                                                                   EXECUTIVE
            NAME          AGE             POSITION               OFFICER SINCE
            ----          ---             --------               -------------
   Stephen J. Luczo...... 41  Chairman of the Board of
                               Directors                             1996
   Gary B. Filler........ 57  Director                               1996
   Lawrence Perlman...... 60  Director                               1996
   Donald L. Waite....... 65  Director                               1996
   Terence R. Cunningham. 39  President and Chief Operating
                               Officer                               1996
   Gregory B. Kerfoot.... 38  Chief Strategic Officer                1996
   Ellen E. Chamberlain.. 41  Senior Vice President, Treasurer
                               and Chief Financial Officer           1996

  Mr. Luczo currently serves as Chairman of the Board of Directors of the Company and as Chief Executive Officer, President and Director of Seagate Technology. Prior to becoming the Company's Board Chairman in July 1997, Mr. Luczo served as the Company's Chief Operating Officer between March 1995 and July 1997. Mr. Luczo joined Seagate Technology in October 1993 as Senior Vice President, Corporate Development and was promoted to Executive Vice President, Corporate Development in March 1995, where he served until September 1997. He was promoted to President and Chief Operating Officer in September 1997, serving in the latter capacity until August 1998. In July 1998, Mr. Luczo was promoted to Chief Executive Officer and appointed to the Board of Directors. Before joining Seagate Technology in 1993, Mr. Luczo was Senior Managing Director and Co-head of the Bear Stearns and Co. Global Technology Group from February 1992 to October 1993. Mr. Luczo also serves on the Boards of Directors of Gadzoox Microsystems, Inc. and Dragon Systems, Inc.

  Mr. Filler currently serves as a Director of the Company and as Co-chairman of the Board of Directors of Seagate Technology. Mr. Filler has held various positions on Seagate Technology's Board of Directors, including Vice Chairman from October 1990 until September 1991, Chairman from September 1991 until October 1992, and Co-chairman since July 1998. Mr. Filler has been a financial consultant since September 1996. He was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a multimedia and graphics company, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler also serves on the Board of Directors of Sento Corporation.

  Mr. Perlman currently serves as a Director of the Company and as Co-chairman of the Board of Directors of Seagate Technology. He was appointed Chairman of the Board of Directors of Ceridian Corporation (formerly Control Data Corporation), a technology-based services company, in November 1992. Mr. Perlman previously held several executive positions at Ceridian Corporation, including President and Chief Executive Officer of Imprimis Technology Incorporated, a subsidiary of Control Data Corporation. He was a regent of the University of Minnesota from 1992 to 1995. Mr. Perlman also serves on the Boards of Directors of Computer Network Technology Corporation, AMDOCS Limited, and Valspar Corporation.

  Mr. Waite currently serves as a Director of the Company and as Executive Vice President, Chief Administrative Officer, and Assistant Secretary of Seagate Technology. Since joining Seagate Technology in 1983, Mr. Waite has served in various roles, including Chief Financial Officer from 1983 to February 1998. He has served as Executive Vice President and Chief Administrative Officer since March 1995 and as Assistant Secretary since July 1998. Mr. Waite also serves on the Boards of Directors of California Micro Devices and CVC Holdings, Inc.

  Mr. Cunningham currently serves as the Company's President and Chief Operating Officer and as Executive Vice President and General Manager of NSMG. He founded Crystal Computer Services, Inc. ("Crystal") in 1984 and served as its President. In May 1994 he joined Seagate Technology in connection with its acquisition of Crystal and continued as Crystal's President until May 1996, when he was named President of the Storage Management Group. Later in 1996, he was named Executive Vice President and General Manager of Seagate Software NSMG. Since fiscal 1998 Mr. Cunningham has served as President and Chief Operating Officer for the Company as well as Executive Vice President and General Manager of NSMG. In his role as President and Chief Operating Officer of the Company, Mr. Cunningham is responsible for the day to day operations of Seagate Software and serves in a role functionally equivalent to that of a chief executive officer of a corporation.

  Mr. Kerfoot currently serves as the Company's Chief Strategic Officer and as Executive Vice President and General Manager of IMG. He joined Crystal in September 1988 as the Director of Research and Development and Chief Architect of Crystal Reports. In May 1994 he joined Seagate Technology in connection with its acquisition of Crystal and continued as Crystal's Director of Research and Development until May 1996, when he was named President of the Information Management Group. Later in 1996, he was named Executive Vice President and General Manager of Seagate Software IMG. Since fiscal 1998 Mr. Kerfoot has served as Chief Strategic Officer for the Company as well as Executive Vice President and General Manager of IMG.

  Ms. Chamberlain currently serves as the Company's Senior Vice President, Treasurer, and Chief Financial Officer. She joined Seagate Technology in March 1985 and served in various finance positions, including Vice President and Treasurer between November 1994 and February 1996. In March 1994, Ms. Chamberlain began simultaneously supporting the development of the Company. She served as the Company's Vice President between April and December 1996, when she was promoted to Senior Vice President and Chief Financial Officer. Ms. Chamberlain was also promoted to Treasurer of the Company in fiscal 1998 after serving as its Assistant Treasurer since April 1996.

ITEM 11. EXECUTIVE COMPENSATION

                          SUMMARY COMPENSATION TABLE

  The following table sets forth the compensation paid by the Company to the President and to the three next most highly compensated executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 in the fiscal year ended July 3, 1998.

                                                                          LONG-TERM
                                                                         COMPENSATION
                                                                         ------------
                                                                          SECURITIES
                                                                          UNDERLYING
        NAME AND         FISCAL                           OTHER ANNUAL     OPTIONS
   PRINCIPAL POSITION     YEAR  SALARY($)    BONUS($)    COMPENSATION($)  GRANTED(1)
   ------------------    ------ ---------    --------    --------------- ------------
Stephen J. Luczo........  1998  $ 92,756(2)  $    --         $ 2,971(2)    150,000
 Chairman of the Board    1997   100,000(2)   195,000(2)       1,659(2)     80,000
  of Directors
Terence R. Cunningham...  1998   155,002      803,800(3)         --        550,000
 President and Chief      1997   150,530      537,127(3)         --        100,000
  Operating Officer
Gregory B. Kerfoot......  1998   151,450      803,800(3)         --        550,000
 Chief Strategic Officer  1997   139,947      953,292(3)         --        100,000
Ellen E. Chamberlain....  1998   155,002      391,500(3)      12,000       127,500
 Senior Vice President,   1997   155,000      221,500(4)       6,000        28,000
 Treasurer, and Chief
 Financial Officer

--------
(1) The stock options listed in the table represent options to purchase Common Stock of the Company. See "Executive Compensation--Option Grants in Fiscal 1998" for additional information regarding options to purchase stock of the Company granted during fiscal year 1998.

(2) Amount represents the percentage of Mr. Luczo's salary that directly benefited the Company. This amount was directly paid by the Company to Seagate Technology under a General Services Agreement. See Pushdown and Carveout Accounting note to the Consolidated Financial Statements.

(3) Includes amounts earned under the Company's executive bonus plan.

(4) Includes amounts deferred under Seagate Technology's compensation plan.

                             OPTION GRANTS IN 1998

  The following table sets forth certain information concerning grants of stock options to each of the Company's Named Executive Officers during the fiscal year ended July 3, 1998.

                                                                     POTENTIAL REALIZABLE
                                    % OF TOTAL                         VALUE AT ASSUMED
                         NUMBER OF   OPTIONS                         ANNUAL RATES OF STOCK
                         SECURITIES GRANTED TO EXERCISE               PRICE APPRECIATION
                         UNDERLYING EMPLOYEES   OR BASE               FOR OPTION TERM(4)
                          OPTIONS   IN FISCAL  PRICE PER  EXPIRATION ---------------------
    NAME                 GRANTED(1)    YEAR    SHARE(2)      DATE        5%         10%
    ----                 ---------- ---------- ---------  ---------- ---------- ----------
Stephen J. Luczo........   50,000      0.62%   $ 6.00(3)   08/29/07  $  188,668 $  478,123
                           50,000      0.62%     8.75(3)   02/02/08     275,141    697,262
                           50,000      0.62%    12.75(3)   07/01/08     400,920  1,016,011
Terence R. Cunningham...  200,000      2.49%     6.00(3)   08/29/07     754,674  1,912,491
                          100,000      1.24%     8.75(3)   02/02/08     550,283  1,394,525
                          250,000      3.11%    12.75(3)   07/01/08   2,004,602  5,080,054
Gregory B. Kerfoot......  200,000      2.49%     6.00(3)   08/29/07     754,674  1,912,491
                          100,000      1.24%     8.75(3)   02/02/08     550,283  1,394,525
                          250,000      3.11%    12.75      07/01/08   2,004,602  5,080,054
Ellen E. Chamberlain....   40,000      0.50%     6.00(3)   08/29/07     150,935    382,498
                           25,000      0.31%     8.75(3)   02/02/08     137,571    348,631
                           62,500      0.78%    12.75(3)   07/01/08     501,150  1,270,014

--------
(1) All stock options granted in fiscal 1998 vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Under the Option Plan, the Company's Board retains discretion to modify the terms, including the price, of outstanding options.

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the grant date, as determined by the Compensation Committee of the Board of Directors of Seagate Software. To determine the fair market value of the Company's Common Stock, the Compensation Committee of the Board of Directors considers a number of factors, including, but not limited to, the Company's current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for the Company's Common Stock, the liquidity preferences of the Company's Series A Preferred Stock, the control position held by Seagate Technology, and comparisons of certain key valuation metrics for the Company with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

(3) Exercise price and withholding obligations may be paid in cash or by delivery of already-owned shares subject to certain conditions.

(4) Potential realizable value is based on the assumption that the Company's Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                    VALUES

  The following table sets forth certain information regarding the exercise of stock options in the last fiscal year by the persons named in the Summary Compensation Table and the value of options held by such individuals at the end of the fiscal year.

                                                NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                          NUMBER OF            UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS
                           SHARES     VALUE   OPTIONS AT 1998 YEAR END     AT 1998 YEAR END(2)
                          ACQUIRED   RECEIVED ------------------------- -------------------------
    NAME                 ON EXERCISE   $(1)   EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
    ----                 ----------- -------- ----------- ------------- ----------- -------------
Stephen J. Luczo........       --    $    --     34,000      216,000     $245,500    $1,007,000
Terence R. Cunningham...   400,000    200,000       --       350,000          --        400,000
Gregory B. Kerfoot......       --         --    100,000      650,000      755,000     2,545,000
Ellen E. Chamberlain....    12,000     12,800    14,400      161,100      110,000       635,200

--------
(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock at fiscal year end minus the exercise price. The fair market value of Seagate Software Common Stock on July 3, 1998, as determined by the Compensation Committee of the Board of Directors, was $12.75 per share. To determine the fair market value of the Company's Common Stock, the Compensation Committee of the Board of Directors considers a number of factors, including, but not limited to, the Company's current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for the Company's Common Stock, the liquidity preferences of the Company's Preferred Stock, the control position held by Seagate Technology, and comparisons of certain key valuation metrics for the Company with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

EMPLOYMENT CONTRACTS, CHANGE-OF-CONTROL ARRANGEMENTS AND SEPARATION AGREEMENTS

  The Company currently has no employment contracts with any of the Named Officers who are currently employees of the Company, and the Company has no compensatory plan or arrangement with such current Named Officers where the amount to be paid exceeds $100,000 and which are activated upon resignation, termination or retirement of any such Named Officer upon a change in control of the Company.

  In July 1998, Seagate Technology entered into a Separation Agreement and Release with Alan F. Shugart pursuant to which Mr. Shugart is entitled to receive $2.25 million in compensation (of which none will be paid by the Company) plus certain benefits, the right to certain deferred compensation and the continued vesting and lapse of repurchase rights in shares of the Parent Company's common stock. In addition, options to purchase 88,000 shares of the Company's common stock with exercise prices ranging from $4.00 to $12.75 previously granted to Mr. Shugart by the Company vested in full and will remain exercisable until August 19, 2001.

DIRECTOR COMPENSATION

  Directors receive no additional cash compensation for service on the Board of Directors and any of its committees or sub-committees. The following table sets forth certain information concerning grants of stock options to each of the Company's directors during the fiscal year ended July 3, 1998.

                                NUMBER OF SECURITIES      EXERCISE OR BASE PRICE
   NAME                     UNDERLYING OPTIONS GRANTED(1)      PER SHARE(2)
   ----                     ----------------------------- ----------------------
   Alan F. Shugart(3)......            30,000                     $ 6.00
                                       15,000                       8.75
                                       25,000                      12.75
   Stephen J. Luczo........            50,000                       6.00
                                       50,000                       8.75
                                       50,000                      12.75
   Donald L. Waite.........               --                         --
   Gary B. Filler..........            15,000                       6.00
   Lawrence Perlman........            15,000                       6.00

--------
(1) All stock options granted in fiscal 1998 vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Under the Option Plan, the Company's Board retains discretion to modify the terms, including the price, of outstanding options.

(2) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the grant date, as determined by the Compensation Committee of the Board of Directors of Seagate Software. To determine the fair market value of the Company's Common Stock, the Compensation Committee of the Board of Directors considers a number of factors, including, but not limited to, the Company's current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for the Company's Common Stock, the liquidity preferences of the Company's Series A Preferred Stock, the control position held by Seagate Technology, and comparisons of certain key valuation metrics for the Company with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

(3) Mr. Shugart resigned as a director of the Company effective August 6, 1998 pursuant to the terms of the Separation Agreement and Release between Seagate Technology, Inc. and Mr. Shugart.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission"). Executive officers, directors and greater than ten percent stockholders are required by the Commission's regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that with the exception noted below, during the period from December 2, 1997 to July 3, 1998, its executive officers and directors complied with all filing requirements. The Company was delinquent in filing the initial reports on Form 3 by such persons due upon the effectiveness of the Company's Registration Statement on Form 10 but filed such reports later in December 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Series A Preferred Stock on an as-converted basis (collectively with the Common Stock, the "Common Equivalent Shares") as of July 3, 1998 by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Equivalent Shares, (ii) each of the Company's executive officers named in the Summary Compensation Table at Item 11, (iii) each of the Company's directors in office as of July 3, 1998, and (iv) all directors and executive officers as of July 3, 1998 as a group.

                                                          NUMBER OF  PERCENT OF
                                                            COMMON     COMMON
                                                          EQUIVALENT EQUIVALENT
                                                            SHARES   SHARES(1)
                                                          ---------- ----------
Seagate Technology, Inc. (2)............................. 54,695,833    98.4%
 920 Disc Drive
 Scotts Valley, CA 95066
Alan F. Shugart (3)...................................... 54,795,833    98.5%
Stephen J. Luczo (4)..................................... 54,729,833    98.4%
Donald L. Waite (5)...................................... 54,715,833    98.4%
Gary B. Filler (6)....................................... 54,706,833    98.4%
Lawrence Perlman (7)..................................... 54,706,833    98.4%
Ellen E. Chamberlain (8).................................     26,400      *
Terence R. Cunningham (9)................................    400,000      *
Gregory B. Kerfoot (10)..................................    100,000      *
All directors and executive officers as a group (8 per-
 sons) (11).............................................. 55,398,233    99.6%

--------
  * Less than one percent.

 (1) Applicable percentage ownership is based on 55,608,900 Common Equivalent Shares outstanding as of July 3, 1998 together with applicable options for such stockholder. The Company's Series A Preferred Stock is reflected on an as-converted basis assuming a 1:1 conversion. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based on factors including voting and investment power with respect to shares subject to applicable community property laws. Common Equivalent Shares subject to options currently exercisable or exercisable within 60 days after July 3, 1998 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

 (2) Includes 7,200,000 shares of Class B Exchangeable Shares of Seagate Software Information Management Group (Canada), Inc., Vancouver, British Columbia ("IMG Vancouver"), which may be exchanged at the option of the holder, Seagate Technology International, a subsidiary of the Parent Company, for an equal number of shares of Series A Preferred Stock of the Company within 60 days of July 3, 1998. Excludes 176,000 shares of the Company's Common Stock held by or issuable pursuant to options granted to Messrs. Shugart, Luczo, Waite, Filler and Perlman over which Seagate Technology does not possess sole or shared voting or investment control and therefore of which Seagate Technology disclaims beneficial ownership.

 (3) Includes 88,000 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998. Includes 54,695,833 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Shugart may be deemed, in his capacity as an officer of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Shugart disclaims such beneficial ownership. Mr. Shugart resigned as a director of the Company effective August 6, 1998.

 (4) Includes 34,000 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998. Includes 54,695,833 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Luczo may be deemed, in his capacity as an officer of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Luczo disclaims such beneficial ownership.

 (5) Includes 12,000 shares of Common Stock that are subject to repurchase by the Company. The Company's repurchase right lapses for 6,000 and 6,000 shares on April 4, 1999 and 2000, respectively. Includes 54,695,833 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Waite may be deemed, in his capacity as an officer of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Waite disclaims such beneficial ownership.

 (6) Includes 11,000 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998. Includes 54,695,833 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Filler may be deemed, in his capacity as a director of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Filler disclaims such beneficial ownership.

 (7) Includes 11,000 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998. Includes 54,695,833 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Perlman may be deemed, in his capacity as a director of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Perlman disclaims such beneficial ownership.

 (8) Includes 14,400 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998.

 (9) Includes 260,000 shares of Common Stock that are subject to repurchase by the Company on various dates through 2001.

(10) Includes 100,000 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998.

(11) Includes 258,400 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 3, 1998. See notes 2 through 7 to this table regarding reporting of shares held by Seagate Technology.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to a General Services Agreement between the Company and Seagate Technology dated June 28, 1997 (the "General Services Agreement"), Seagate Technology provides administrative, accounting and similar services requested by the Company. The services provided by Seagate Technology may include, but are not limited to: (i) providing general accounting services, budgeting, forecasting, cost control and other financial planning services; (ii) assisting with employee benefits administration, hiring and payroll administration; (iii) providing legal and government relations services such as preparing applications for export licenses; (iv) tax analysis, documentation, reporting and withholding for customs duties, import taxes, value-added taxes, and any other charges or taxes imposed on the Company's products; (v) assisting the Company with federal, state, and international tax planning, provisions, audits, and compliance, including income, sales and use, property, VAT, and similar taxes; (vi) providing assistance relating to the marketing, promotion, and sale of the Company's products; (vii) providing services and support relating to information technology and facilities; and
(viii) managerial oversight, including screening of potential acquisitions, partnerings, joint ventures, or similar transactions.

  During 1998, 1997 and 1996 Seagate Technology charged the Company $1,773,000, $1,958,000 and $2,260,000, respectively, for various corporate services. The Company pays service fees to the Parent Company each fiscal year that represent a reasonable estimate of the Parent Company's direct and indirect costs incurred in performing services for the Company. Service fees are to be paid in equal monthly installments within 30 days after the end of the month. Additionally, the Company and Seagate Technology are required to review, on an annual basis, the actual level of services provided and the corresponding reasonably determinable direct and indirect costs incurred by the Parent Company pursuant to the General Services Agreement. If the reasonably determinable costs are greater than or less than the service fees paid, the difference will be charged to or refunded to the Company, as the case may be, within 30 days after such review.

  The service fees assessed to the Company and the end of period adjustments thereto are intended by the Company and Seagate Technology to allocate costs for those services provided on a basis no less favorable than the Company could obtain from an unaffiliated third party. The Company has audit rights with respect to the computation and analysis of service fees pursuant to the General Services Agreement. In addition, the Parent Company is required to indemnify, defend and hold the Company harmless against any and all claims, suits, actions, demands, proceedings, losses, damages, liabilities, costs and expenses, including, without limitation, interest and reasonable attorneys' fees, arising out of, relating to, or resulting from services performed by the Parent Company pursuant to the General Services Agreement, other than those liabilities that would not have arisen but for any act, error and/or omission of the Company and/or any of its officers, directors, employees and/or agents.

  Additionally, on July 4, 1998, the Company and Seagate Technology renewed the Intercompany Revolving Loan Agreement ("Loan Agreement") on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of the Company's working capital requirements. The Loan Agreement provides for maximum borrowings of up to $60,000,000 and is renewable every two years. Borrowings from the Parent Company were $16,054,000 and $28,971,000 at July 3, 1998 and June 27, 1997, respectively. Borrowings from the Parent Company consist primarily of funding the Company's operating activities. During 1998, gross borrowings and gross repayments under the Loan Agreement were $175,919,000 and $188,836,000, respectively. Average outstanding borrowings under the Loan Agreement were $14,656,000 during 1998. Beginning in fiscal 1999, the Company will pay interest at the LIBOR rate plus 2% per annum on such borrowings; the Company previously paid interest at 6%.

  Revenues from the Parent Company were $5,469,000, $5,762,000 and $9,374,000 in fiscal 1998, 1997 and 1996, respectively. This revenue primarily consisted of shipments to Seagate Technology's OEM tape drive divisions located in Costa Mesa, California and Scotland. Additionally, this revenue is supported by license agreements, which have comparable terms and pricing as those agreements between the Company and third party customers.

  The Company is included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and the Company have entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which the Company computes hypothetical tax returns as if the Company was not joined in consolidated or combined returns with Seagate Technology. The Company must pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology will pay the Company the amount of such refunds. At year end for both 1998 and 1997, there were no outstanding intercompany tax-related balances between the Company and Seagate Technology.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    1. Financial Statements. The consolidated financial statements of Seagate Software and subsidiaries and supplemental schedule of the registrant as set forth under Item 8 are filed as part of this Form 10-K.

    2. Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Software and subsidiaries are filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements of Seagate Software and subsidiaries.

           DESCRIPTION                                                      PAGE
           -----------                                                      ----
   Schedule II--Valuation and Qualifying Accounts..........................  58

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

  The independent auditors' report with respect to the above-listed financial statements and schedules appears on page 25 of this report on Form 10-K.

    3. Exhibits

  3.1+    Certificate of Incorporation of Registrant, as amended
  3.2+    Bylaws of Registrant, as amended
  4.1+    Voting Agreement dated December 26, 1996 among the Registrant,
           Seagate Software Information Management Group, Inc. and Seagate
           Technology International Holdings
 10.1+    1996 Stock Option Plan, as amended, form of Stock Option Agreement and form of Amendment to Stock Option Agreement
 10.2(A)  Seagate Technology, Inc. Employee Stock Purchase Plan, as amended
 10.3+    Lease Agreement, dated December 27, 1994, between the Registrant and
           Clover Investments, Inc.
 10.4+    Lease Agreement, dated March 21, 1996 between the Registrant and 400
           International Parkway Development Company
 10.5*+   General Services Agreement dated June 28, 1997 between the Registrant and Seagate Technology, Inc.
 10.6+    Tax Allocation Agreement dated April 4, 1996 between the Registrant and Seagate Technology, Inc.
 10.7+    Intercompany Revolving Loan Agreement dated June 28, 1996 between the
           Registrant and Seagate Technology, Inc.
 10.7.1   Amendment No. 1 dated July 4, 1998 to Intercompany Revolving Loan
           Agreement between the Registrant and Seagate Technology, Inc.
 10.8+    Form of Indemnification Agreement entered into between the Registrant and its directors and officers
 10.9+    Support Agreement dated December 26, 1996 between the Registrant and
           Seagate Software Information Management Group, Inc.
 10.10    Lease Agreement dated as of November 1, 1997 by and among Seagate
           Technology, Inc., Seagate Software Information Management Group,
           Inc. and No. 163 Cathedral Ventures Ltd.
 10.11(A) Separation Agreement and Release dated July 29, 1998 between Seagate
           Technology, Inc. and Alan F. Shugart
 13.1+    Holistic Systems Ltd. (now Seagate Software Information Management
           Group Limited) Statements of Consolidated Profits and Cash Flows and
           Related Notes Year Ended 31 March 1996
 21.1     Subsidiaries of the Registrant
 23.1     Consent of Ernst & Young LLP, Independent Auditors
 24.1     Power of Attorney (see page 57)
 27.1     Financial Data Schedule

--------
 * Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

 + Incorporated by reference to exhibits filed in response to Item 15(a), "Exhibits" to the Registrant's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on October 3, 1997 as amended on December 11, 1997.

(A) Incorporated by reference to exhibits filed in connection with Seagate Technology's Annual Report on Form 10-K for the fiscal year ended July 3, 1998 as filed with the Securities and Exchange Commission on August 21, 1998

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarter ended July 3, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-K TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SEAGATE SOFTWARE, INC.

                                                /s/ TERENCE R. CUNNINGHAM
                                          By: _________________________________
                                                   TERENCE R. CUNNINGHAM
                                               PRESIDENT AND CHIEF OPERATING
                                                          OFFICER

Dated: September 2, 1998

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS TERENCE R. CUNNINGHAM AND ELLEN E. CHAMBERLAIN, JOINTLY AND SEVERALLY, HIS OR HER ATTORNEY-IN-FACT, EACH WITH THE POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES, TO SIGN ANY AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES, MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                         TITLE                  DATE
              ---------                         -----                  ----
     /s/ TERENCE R. CUNNINGHAM        President and Chief        September 2, 1998
 ____________________________________  Operating
       (Terence R. Cunningham)         Officer

       /s/ GREGORY B. KERFOOT         Chief Strategic Officer    September 2, 1998
 ____________________________________
         (Gregory B. Kerfoot)

      /s/ ELLEN E. CHAMBERLAIN        Senior Vice President,     September 2, 1998
 ____________________________________  Treasurer
        (Ellen E. Chamberlain)         and Chief Financial
                                       Officer

        /s/ STEPHEN J. LUCZO          Chairman of the Board of   September 2, 1998
 ____________________________________  Directors
          (Stephen J. Luczo)

         /s/ GARY B. FILLER           Director                   September 2, 1998
 ____________________________________
           (Gary B. Filler)

        /s/ LAWRENCE PERLMAN          Director                   September 2, 1998
 ____________________________________
          (Lawrence Perlman)

        /s/ DONALD L. WAITE           Director                   September 2, 1998
 ____________________________________
          (Donald L. Waite)


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT CHARGED TO             BALANCE AT
                                   BEGINNING  COSTS AND  DEDUCTIONS-   END OF
           DESCRIPTION             OF PERIOD   EXPENSES  DESCRIBE(1)   PERIOD
           -----------             ---------- ---------- ----------- ----------
YEAR ENDED JULY 3, 1998:
 Deducted from asset accounts:
  Allowance for doubtful accounts. $1,270,000 $1,177,000  $811,000   $1,636,000
                                   ========== ==========  ========   ==========
YEAR ENDED JUNE 27, 1997:
 Deducted from asset accounts:
  Allowance for doubtful accounts. $  597,000 $1,522,000  $849,000   $1,270,000
                                   ========== ==========  ========   ==========
YEAR ENDED JUNE 28, 1996:
 Deducted from asset accounts:
  Allowance for doubtful accounts. $  405,000 $  408,000  $216,000   $  597,000
                                   ========== ==========  ========   ==========

--------
(1) Uncollectible accounts written off, net of recoveries.

                            SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS

  3.1+     Certificate of Incorporation of Registrant, as amended
  3.2+     Bylaws of Registrant, as amended
  4.1+     Voting Agreement dated December 26, 1996 among the Registrant,
            Seagate Software Information Management Group, Inc. and Seagate
            Technology International Holdings
 10.1+     1996 Stock Option Plan, as amended, form of Stock Option Agreement and form of Amendment to Stock Option Agreement
 10.2(A)   Seagate Technology, Inc. Employee Stock Purchase Plan, as amended
 10.3+     Lease Agreement, dated December 27, 1994, between the Registrant and
            Clover Investments, Inc.
 10.4+     Lease Agreement, dated March 21, 1996 between the Registrant and 400
            International Parkway Development Company
 10.5*+    General Services Agreement dated June 28, 1997 between the
            Registrant and Seagate Technology, Inc.
 10.6+     Tax Allocation Agreement dated April 4, 1996 between the Registrant and Seagate Technology, Inc.
 10.7+     Intercompany Revolving Loan Agreement dated June 28, 1996 between the Registrant and Seagate Technology, Inc.
 10.7.1    Amendment No. 1 dated July 4, 1998 to Intercompany Revolving Loan
            Agreement between the Registrant and Seagate Technology, Inc.
 10.8+     Form of Indemnification Agreement entered into between the
            Registrant and its directors and officers
 10.9+     Support Agreement dated December 26, 1996 between the Registrant and
            Seagate Software Information Management Group, Inc.
 10.10     Lease Agreement dated as of November 1, 1997 by and among Seagate
            Technology, Inc., Seagate Software Information Management Group,
            Inc. and No. 163 Cathedral Ventures Ltd.
 10.11(A)  Separation Agreement and Release dated July 29, 1998 between Seagate
            Technology, Inc. and Alan F. Shugart
 13.1+     Holistic Systems Ltd. (now Seagate Software Information Management
            Group Limited) Statements
            of Consolidated Profits and Cash Flows and Related Notes Year Ended
            31 March 1996
 21.1      Subsidiaries of the Registrant
 23.1      Consent of Ernst & Young LLP, Independent Auditors
 24.1      Power of Attorney (see page 57)
 27.1      Financial Data Schedule

--------
 * Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

 + Incorporated by reference to exhibits filed in response to Item 15(a), "Exhibits" to the Registrant's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on October 3, 1997 as amended on December 11, 1997.

(A) Incorporated by reference to exhibits filed in connection with Seagate Technology's Annual Report on Form 10-K for the fiscal year ended July 3, 1998 as filed with the Securities and Exchange Commission on August 21, 1998