Form 10-Q
period 1998-10-02
SEAGATE SOFTWARE INC
filed 1998-11-13
CIK 1046389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended October 2, 1998

                          Commission File No. 000-23169

                             SEAGATE SOFTWARE, INC.
                                  (Registrant)
                               -------------------

                      Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 77-0397623

                 915 Disc Drive, Scotts Valley, California 95066

                            Telephone: (831) 438-6550
                               -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]        No [ ]

The number of shares outstanding of the registrant's Common Stock as of October 2, 1998 was 1,030,362.

                                      INDEX


                             SEAGATE SOFTWARE, INC.


                                                                                 PAGE NO.
                                                                                 --------
PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of October 2, 1998
                (unaudited) and July 3, 1998                                         2

                Condensed Consolidated Statements of Operations for the three
                months ended October 2, 1998 and October 3, 1997 (unaudited)         3

                Condensed Consolidated Statements of Cash Flows for the three
                months ended October 2, 1998 and October 3, 1997 (unaudited)         4

                Notes to the Condensed Consolidated Financial Statements             5
                (unaudited)

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                              11

Item 3.          Quantitative and Qualitative Disclosures about Market Risks        25



PART II          OTHER INFORMATION

Item 1.          Legal Proceedings                                                  26

Item 6.          Exhibits and Reports on Form 8-K                                   26

                 SIGNATURES                                                         27

                             SEAGATE SOFTWARE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               OCTOBER 2,          JULY 3,
                                                                 1998               1998
                                                            -------------       -------------
                                                              (UNAUDITED)            (1)
                       ASSETS
Cash                                                        $      10,418       $      15,130
Accounts receivable, net                                           44,416              46,564
Inventories                                                           776               1,117
Other current assets                                                4,386               2,474
                                                            -------------       -------------
        Total current assets                                       59,996              65,285
Equipment and leasehold improvements, net                          15,257              16,876
Goodwill and other intangibles, net                                48,019              53,879
                                                            -------------       -------------
        Total assets                                        $     123,272       $     136,040
                                                            =============       =============

                     LIABILITIES

Loan payable to Seagate Technology                          $       3,895       $      16,054
Accounts payable                                                   11,795              10,994
Accrued employee compensation                                      14,100              14,365
Accrued expenses                                                   17,080              15,339
Accrued income taxes                                                  652               5,562
Deferred revenue                                                   14,208              13,714
                                                            -------------       -------------
        Total current liabilities                                  61,730              76,028
Deferred income taxes                                               1,343               1,691
Other liabilities                                                     284                 255
                                                            -------------       -------------
        Total liabilities                                          63,357              77,974

Common stock subject to repurchase                                  3,899               3,917

                STOCKHOLDERS' EQUITY

Convertible preferred stock                                            55                  55
Common stock                                                           --                  --
Additional paid-in capital                                        344,744             343,526
Accumulated deficit                                              (288,323)           (289,175)
Foreign currency translation adjustment                              (460)               (257)
                                                            -------------       -------------
        Total stockholders' equity                                 56,016              54,149
                                                            -------------       -------------
        Total liabilities and stockholders' equity          $     123,272       $     136,040
                                                            =============       =============


(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

            See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                          ------------------------------------
                                                           OCTOBER 2,             OCTOBER 3,
                                                              1998                   1997
                                                          -------------          -------------
Revenues:
Licensing                                                 $      58,671          $      51,797
Licensing from Seagate Technology                                 2,156                  1,000
Maintenance, support and other                                   14,048                 10,225
                                                          -------------          -------------
    Total revenues                                               74,875                 63,022

Cost of revenues:
Licensing                                                         2,935                  4,969
Licensing from Seagate Technology                                   129                    285
Maintenance, support and other                                    6,430                  4,600
Amortization of developed technologies                            2,866                  3,942
                                                          -------------          -------------
    Total cost of revenues                                       12,360                 13,796
                                                          -------------          -------------

Gross profit                                                     62,515                 49,226

Operating expenses:
Sales and marketing                                              36,007                 28,697
Research and development                                         12,787                 11,393
General and administrative                                        8,940                  9,079
Amortization of goodwill and other intangibles                    3,198                  3,456
                                                          -------------          -------------
    Total operating expenses                                     60,932                 52,625
                                                          -------------          -------------

Income (loss) from operations                                     1,583                 (3,399)

Interest expense                                                   (156)                  (300)
Other, net                                                          468                    165
                                                          -------------          -------------
    Interest and other, net                                         312                   (135)
                                                          -------------          -------------

Income (loss) before income taxes                                 1,895                 (3,534)
Benefit from (provision for) income taxes                        (1,043)                   619
                                                          -------------          -------------
Net income (loss)                                         $         852          $      (2,915)
                                                          =============          =============

Net income (loss) per common share:
  Basic                                                   $        3.09          $      (28.12)
  Diluted                                                 $        0.01          $      (28.12)

Number of shares used in per share computations:
  Basic                                                         275,314                103,659
  Diluted                                                    59,984,218                103,659


            See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                  --------------------------------
                                                                    OCTOBER 2,          OCTOBER
                                                                       1998             3, 1997
                                                                  -------------      -------------
OPERATING ACTIVITIES
Net income (loss)                                                 $         852      $      (2,915)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation and amortization                                         8,247             10,245
    Deferred income taxes                                                  (348)            (1,507)
    Write-offs due to restructure                                            --                553
    Changes in operating assets and liabilities:
        Accounts receivable                                               2,148             (2,702)
        Inventories                                                         341                831
        Other current assets                                             (1,912)                73
        Accounts payable                                                    801               (607)
        Accrued employee compensation                                      (265)               717
        Accrued expenses                                                  1,741             (4,152)
        Accrued income taxes                                             (4,810)              (512)
        Deferred revenue                                                    494                443
        Other liabilities                                                    29                (24)
                                                                  -------------      -------------
    Net cash provided by operating activities                             7,318                443

INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements, net                   (572)            (1,948)
Acquisition of intangibles                                                 (204)                --
                                                                  -------------      -------------
    Net cash used in investing activities                                  (776)            (1,948)

FINANCING ACTIVITIES
Sale of common stock                                                        278                169
Borrowings from Seagate Technology, net                                 (11,337)            (1,536)
                                                                  -------------      -------------
    Net cash used in financing activities                               (11,059)            (1,367)

Effect of exchange rate changes on cash                                    (195)               (38)
                                                                  -------------      -------------
    Decrease in cash                                                     (4,712)            (2,910)
Cash at the beginning of the period                                      15,130             12,085
                                                                  -------------      -------------
Cash at the end of the period                                     $      10,418      $       9,175
                                                                  =============      =============

    SUPPLEMENTAL CASH FLOW INFORMATION
      Cash paid for interest                                                $--      $          14
      Cash paid for income taxes                                          5,201                991


            See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of the Company as of July 3, 1998 and notes thereto, are adequate to make the information presented not misleading.

    The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

    The results of operations for the three months ended October 2, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 1999.

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

    REVENUE RECOGNITION. The Company's revenues are primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. During the first quarter of 1999, the Company began recognizing license revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Revenues from software license agreements are generally recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and the Company has vendor-specific objective evidence of fair value. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from training and consulting are recognized when such services are performed.

    NET INCOME (LOSS) PER SHARE. Basic net income (loss) per common share is computed using the weighted average number of shares of common stock outstanding during the period. For periods in which the Company had losses, common equivalent shares from stock options, shares subject to repurchase and convertible preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. Below is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share (in thousands, except share and per share data):

                             SEAGATE SOFTWARE, INC.

                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED
                                                          ----------------------------------
                                                            OCTOBER 2,          OCTOBER 3,
                                                              1998                 1997
                                                          -------------        -------------
Basic net income (loss) per share computation:
    Numerator:
      Net income (loss)                                   $         852        $      (2,915)
                                                          -------------        -------------

Denominator:
    Weighted average number of common shares
    outstanding during the period                               275,314              103,659
                                                          -------------        -------------

        Net income (loss) per share-- basic               $        3.09        $      (28.12)
                                                          =============        =============

Diluted net income (loss) per share computation:
    Numerator:
      Net income (loss)                                   $         852        $      (2,915)
                                                          -------------        -------------

Denominator:
    Weighted average number of common shares
    outstanding during the period                               275,314              103,659

    Convertible preferred stock                              54,633,333                   --

    Incremental common shares attributable to
    exercise of outstanding options and shares
    subject to repurchase (assuming proceeds
    would be used to purchase treasury stock)                 5,075,571                   --
                                                          -------------        -------------

                                                             59,984,218              103,659
                                                          -------------        -------------

        Net income (loss) per share-- diluted             $        0.01        $      (28.12)
                                                          =============        =============


    For the period ended October 3, 1997, 11,332 shares of common stock subject to repurchase at an average exercise price of $6.00 per share and options to purchase 7,789,770 shares of common stock at an average exercise price of $5.24 per share were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

                             SEAGATE SOFTWARE, INC.

                                   (UNAUDITED)


    ACCOUNTS RECEIVABLE. Accounts receivable are summarized below, in thousands:


                               OCTOBER 2,          JULY 3,
                                 1998               1998
                             -------------      -------------
Accounts receivable          $      46,126      $      48,200
Less allowance for                  (1,710)            (1,636)
non-collection
                             -------------      -------------
                             $      44,416      $      46,564
                             =============      =============


    EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Equipment and leasehold improvements consisted of the following, in thousands:


                                         OCTOBER 2,          JULY 3,
                                           1998               1998
                                       -------------      -------------
Equipment                              $      32,431      $      30,999
Leasehold improvements                         8,495              9,424
                                       -------------      -------------
                                              40,926             40,423
Less accumulated depreciation
  and amortization                           (25,669)           (23,547)
                                       -------------      -------------
                                       $      15,257      $      16,876
                                       =============      =============


        GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles consisted of the following, in thousands:


                                          OCTOBER 2,           JULY 3,
                                            1998                1998
                                        -------------       -------------
Goodwill                                $      44,968       $      44,953
Developed technology                           48,239              48,049
Trademarks                                      9,972               9,972
Assembled workforce                             4,596               4,596
Distribution network                            2,925               2,925
Other intangibles                              13,813              13,813
                                        -------------       -------------
                                              124,513             124,308
Accumulated amortization                      (76,494)            (70,429)
                                        -------------       -------------
Goodwill and other intangibles          $      48,019       $      53,879
                                        =============       =============


    COMMON STOCK SUBJECT TO REPURCHASE. Current employees and directors of the Company and of Seagate Technology have exercised 732,042 shares of common stock under the 1996 Stock Option Plan (the "Option Plan"). At October 2, 1998, 279,242 shares were vested and 452,800 shares were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to the Company at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of the Company at original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, the Company has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet. At October 2, 1998, the repurchase obligation amounted to $3,899,000.

                             SEAGATE SOFTWARE, INC.

                                   (UNAUDITED)

NEW ACCOUNTING PRONOUNCEMENTS

    The Company intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. This standard will require additional disclosure, but will not have a material effect on the Company's financial position or results of operations. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in the Company's 1999 Annual Report on Form 10-K.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be effective for the Company's fiscal year 2000. The Company generally does not use derivative financial instruments.

STOCKHOLDERS' EQUITY

    Shares authorized and outstanding are as follows:


                                                             SHARES OUTSTANDING
                                                     ---------------------------------
                                                       OCTOBER 2,           JULY 3,
                                                          1998                1998
                                                     -------------       -------------
Preferred stock, par value $.001 per share,
  73,000,000 shares authorized                          54,633,333          54,633,333

Common stock, par value $.001 per share,
  95,600,000 shares authorized                             298,320             235,502

                             SEAGATE SOFTWARE, INC.

                                   (UNAUDITED)

INCOME TAXES

        The Company expects its annual effective tax rate on anticipated operating income for fiscal 1999 (see "Subsequent Event") to approximate 55% absent the effects, if any, of the anticipated contribution of the Company's Network & Storage Management Group to Veritas Holding Corporation. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that are not deductible for tax purposes, expected foreign losses in certain jurisdictions for which no tax benefit can be recognized currently, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. This expected annual effective tax rate of 55% has been used to record the provision for income taxes for the three month period ended October 2, 1998 compared with a 17% effective tax rate, used to record the benefit for income taxes for the three month period ended October 3, 1997. The effective tax rate used to record the benefit for income taxes for the three month period ended October 3, 1997 was less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill.

        The Company is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, the Company's majority stockholder. Seagate Technology and the Company have entered into a tax sharing agreement ("the Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, the Company's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for fiscal 1999. Accordingly, the Company's expected annual effective tax rate of 55% on anticipated operating income may be subject to adjustment in future quarters.

COMPREHENSIVE INCOME

        As of July 4, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included in other comprehensive income. Accordingly, the differences between the Company's comprehensive income and net income for the periods presented are not material.

LITIGATION

    See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

SUBSEQUENT EVENT

    The Company, its parent company, Seagate Technology, Inc. ("STI") and its Seagate Software Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("Newco") and Veritas Software Corporation ("VERITAS"). VERITAS provides end-to-end storage management software solutions. The Plan provides for the contribution by the

                             SEAGATE SOFTWARE, INC.

                                   (UNAUDITED)

Company, STI and certain of their respective subsidiaries to Newco of (a) the outstanding stock of NSMG and certain other subsidiaries of the Company, and (b) those assets used primarily in the network storage management business of the Company (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of Newco to the Company and the offer by Newco to grant options to purchase Common Stock of Newco to certain of the Company's employees who become employees of Newco or its subsidiaries. As part of the Plan, Newco will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

        Upon consummation of the merger, Newco shall issue shares of Common Stock to the Company equal to approximately 40% of the fully diluted Common Stock equivalent equity interests in Newco (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) less that number of shares of Newco Common Stock issuable upon exercise of Newco options issued to the Company employees who surrender their outstanding options to purchase shares of the Company's Common Stock. Upon consummation of the merger, the former security holders of VERITAS will be issued Newco securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in Newco.

        The merger is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 to be filed by Newco with the Securities and Exchange Commission, approval by the stockholders of VERITAS and the Company, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

        The Company anticipates recording a substantial gain and certain expenses in connection with the merger. The gain will be recorded in fiscal 1999. The expenses will include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over periods up to five years following the merger. The magnitude of the gain and expenses will depend on several factors, including the average stock price of Veritas around the date of the merger, the number of shares of stock exchanged and an independent valuation of Veritas' business. The Company will account for its investment in Veritas using the equity method and currently anticipates the merger will be consummated in the third quarter of fiscal 1999.

        NSMG comprised approximately 53% of consolidated assets, 60% of consolidated revenues, and (43)% of consolidated net loss at and for the fiscal year ended 1998 (60% of consolidated assets, 65% of consolidated revenues, and 493% of consolidated net income at and for the first fiscal quarter of 1999). If the exchange with Veritas is consummated along the lines currently comtemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

        Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Results of Operations," "Liquidity and Capital Resources" and "Factors Affecting Future Operating Results. " Certain sections in this Quarterly Report on Form 10-Q have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

OVERVIEW

        The Company develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to manage enterprise information. Headquartered in Scotts Valley, California, the Company has over 40 offices and operations in 17 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of October 2, 1998, the Parent Company and one of its subsidiaries held 99.6% of the Company's outstanding capital stock. On a fully converted basis, the outstanding minority interests of the Company amounted to approximately 18.2%, which consisted of Common Stock, options to purchase its Common Stock issued pursuant to the 1996 Stock Option Plan (the "Option Plan") and Common Stock subject to repurchase. Such options and stock are held by certain current and former employees, directors and consultants of the Company and the Parent Company.

        The Company was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to the Parent Company's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, the Parent Company acquired eight software companies, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products. In February 1996, the Parent Company merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling-of-interests. In connection with the merger, the Parent Company purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. ("Arcada"). In April 1996, the Parent Company consolidated its software operations into Seagate Software. In June 1998, the Company acquired Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management ("HSM") products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. The Company accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in the Company's operations since the acquisition was completed.

        On October 5, 1998, the Company signed a definitive agreement to contribute its Network & Storage Management Group subsidiary ("NSMG") to a new holding company that will also acquire VERITAS Software Corporation ("Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Subsequent Event."

        The Company expects to incur certain expenses in connection with the contribution of NSMG to Newco. These expenses include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over the next four to five years and amortization of the Company's portion of the amortization related to its acquisition of Newco's stock and the consolidation of Newco's amortization of its balance sheet items on a pro rata basis in fiscal 1999 and over the next three to five years. The Company also expects to record a substantial gain on the sale of NSMG.* The magnitude of the expenses and the gain will depend on several factors, including the stock price of Veritas on the date of the merger, the number of options to purchase Seagate Software common stock that are surrendered by employees of NSMG who receive Newco options, and an independent valuation of Veritas' business.

        NSMG comprised approximately 53% of consolidated assets, 60% of consolidated revenues, and (43)% of consolidated net loss at and for the fiscal year ended 1998 (60% of consolidated assets, 65% of consolidated revenues, and 493% of consolidated net income at and for the first fiscal quarter of 1999). If the exchange with Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

RESULTS OF OPERATIONS

        REVENUES. Total revenues increased 19% in the three months ended October 2, 1998, to $74.9 million from $63.0 million for the three months ended October 3, 1997. Licensing revenues increased 15% to $60.8 million for the three months ended October 2, 1998 from $52.8 million for the three months ended October 3, 1997. The increase in licensing revenues over the comparable year-ago quarter was primarily due to a net increase in the number of NSMG product licenses sold for sales of NSMG's Backup Exec for Windows NT and Desktop Management Suite and IMG's Crystal Reports and Crystal Info products. Maintenance, support, and other revenues increased 37% to $14.0 million for the three months ended October 2, 1998 from $10.2 million for the three months ended October 3, 1997. The increase in maintenance, support and other revenues over the comparable year-ago quarter was primarily due to increases in training and consulting revenues resulting from a larger installed customer base. Additionally, the Company continued to expand both its indirect and direct sales channels. Revenues from indirect sales channels increased 25% to $53.0 million in the three months ended October 2, 1998 from $42.2 million in the three months ended October 3, 1997. Revenues from direct sales channels increased 5% to $21.9 million in the three months ended October 2, 1998 from $20.8 million in the three months ended October 3, 1997.



        COST OF REVENUES. The cost of revenues consists of amortization of acquired developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to total current and anticipated future revenues. Cost of revenues declined 10% to $12.4 million in the


---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

three months ended October 2, 1998 from $13.8 million in the three months ended October 3, 1997. The cost of license revenue as a percent of license revenue declined to 5% in the three months ended October 2, 1998 from 10% in the comparable year-ago quarter. This decrease over the comparable year-ago quarter was primarily due to a nonrecurring charge of $1 million to reserve for obsolete inventory during the three months ended October 3, 1997. Reductions in product packaging and documentation costs, resulting from a shift in mix to CD-ROMs from disks and increased sales of higher margin server products, also contributed to the decrease. The increase in the cost of maintenance, support and other revenues over the comparable year-ago quarter was primarily due to expansion of the Company's professional services work force necessary to support the growth in training and consulting revenues. The 27% decrease in the amortization of developed technology over the three months ended October 3, 1997 was primarily due to certain intangible assets that were fully amortized during or at the start of the first quarter of fiscal 1999.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of personnel-related expenses, advertising, sales and marketing promotions and customer technical support costs. Total sales and marketing expenses increased 25% to $36.0 million in the three months ended October 2, 1998 from $28.7 million in the three months ended October 3, 1997. The increase in sales and marketing expenses over the comparable year-ago quarter was primarily due to expansion of the Company's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth, particularly outside of North America. As a percentage of total revenues, total sales and marketing expenses were 48% and 46% in the three months ended October 2, 1998 and October 3, 1997, respectively.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel-related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of the Company's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant. Total research and development expenses increased 12% to $12.8 million in the three months ended October 2, 1998 from $11.4 million in the three months ended October 3, 1997. The increase in research and development expenses over the comparable year-ago quarter was primarily due to increases in personnel and related expenses, many specifically related to the Eastman acquisition, necessary to support new product development and localization costs. As a percentage of total revenues, research and development expenses were 17% and 18% in the three months ended October 2, 1998 and October 3, 1997, respectively.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of personnel-related expenses for finance, legal, information technology, human resources and general management, fixed asset provisions and outside services. Total general and administrative expenses decreased 2% to $8.9 million in the three months ended October 2, 1998 from $9.1 million in the three months ended October 3, 1997. The decrease over the comparable year-ago quarter was primarily due to management's efforts to reduce general management and administrative costs. As a percentage of total revenues, general and administrative expenses were 12% and 14% in the three months ended October 2, 1998 and October 3, 1997, respectively.

        AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 7% to $3.2 million in the three months ended October 2, 1998 from $3.5 million in the three months ended October 3, 1997. The decrease in the amortization of goodwill and other intangibles over the comparable year-ago quarter was primarily due to decreases in amortization expense based on certain amounts becoming fully amortized during or as of the start of the first fiscal quarter of 1999, partially offset by increases in amortization expense due to goodwill acquired as part of the Eastman acquisition. As a percentage of total revenues, amortization of goodwill and other intangibles were 4% and 6% in the three months ended October 2, 1998 and October 3, 1997, respectively.

        INTEREST EXPENSE AND OTHER, NET. Interest expense decreased 48% to $156,000 in the three months ended October 2, 1998 from $300,000 in the three months ended October 3, 1997. The decrease in interest expense over the comparable year-ago quarter was primarily due to a lower level of outstanding borrowings from Seagate Technology. Other income, net increased 184% to $468,000 in the three months ended October 3, 1998 from $165,000 in the three months ended October 2, 1997 primarily due to foreign currency translation gains resulting from the Company's Canadian operations.

        INCOME TAXES. The Company expects its annual effective tax rate on anticipated operating income for fiscal 1999 (see "Subsequent Event") to approximate 55% absent the effects, if any, of the anticipated contribution of the Company's Network & Storage Management Group to Veritas Holding Corporation. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes, expected foreign losses in certain jurisdictions for which no tax benefit can be recognized currently, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. This expected annual effective tax rate of 55% has been used to record the provision for income taxes for the three month period ended October 2, 1998 compared with a 17% effective tax rate, used to record the benefit for income taxes for the three month period ended October 3, 1997. The effective tax rate used to record the benefit for income taxes for the three month period ended October 3, 1997 was less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill.

        The Company is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, the Company's majority stockholder. Seagate Technology and the Company have entered into a tax sharing agreement ("the Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, the Company's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for fiscal 1999. Accordingly, the Company's expected annual effective tax rate of 55% on anticipated operating income may be subject to adjustment in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's total cash was $10,418,000 and $15,130,000 as of October 2, 1998 and July 3 1998, respectively. The decrease in cash was primarily due to a reduction in the Company's loan payable balance to the Parent Company and purchases of equipment, leasehold improvements and intangible assets, partially offset by cash provided by operating activities and the sale of common stock. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

        The Company's operations have been financed by cash flows from operating activities and borrowings from the Parent Company. Such borrowings are available to the Company under a Revolving Loan Agreement between the Company and Seagate Technology. Under the Revolving Loan Agreement, Seagate Technology finances certain of the Company's working capital requirements. The Revolving Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years and expires on July 3, 2000. Interest is paid at the LIBOR rate plus 2% per annum on such borrowings (7.375% at October 2, 1998). The loan balance was $3,895,000 as of October 2, 1998.

        In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $1,139,000 at October 2, 1998. Interest rates payable on borrowings are based on local bank prime interest rates. At October 2, 1998, there were no outstanding borrowings under any of these lines of credit.

        During the three months ended October 2, 1998, the Company made investments totaling approximately $1,918,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. The Company presently anticipates it will make investments in 1999 of approximately $15,000,000 in equipment and leasehold improvements.* Additionally, product development activities may include cash used to acquire technology.* The Company expects that such investments will be funded from existing cash balances and cash flows from operations.*

        The Company believes its current cash balances, its available borrowings from the Parent Company and cash flows generated from the Company's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, the Company anticipates that future operating and investing activities may be financed by additional borrowings from the Parent Company, equity financing or other sources.* The Company believes that additional financing from the Parent Company will be available at a reasonable cost.*

FACTORS AFFECTING FUTURE OPERATING RESULTS

        POTENTIAL FLUCTUATIONS IN ANNUAL AND/OR QUARTERLY OPERATING RESULTS

        We often experience a high volume of sales at the end of the quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our sales. If this were to happen, we would not be able to reduce these costs and, consequently, our net income would be reduced or our net loss increased.* In addition, our operating results have been and may, in the future, be subject to significant quarterly fluctuations as a result of a number of other factors including:

        - the timing of orders from and shipment of products to major customers;

        - our ability to develop, introduce, and market new products and product enhancements in a timely fashion;

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        - changes in the prices of our products and our competitors' products;

        -       our ability to fill orders received within a given quarter;

        - our customers' preference for competing technologies in lieu of our products;

        - our inability to reduce our costs in relation to our revenues (because we ship our products shortly after we receive orders and operate with no backlog);

        - the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers;

        -       competition and consolidation in our industry; and

        -       general economic conditions.

        REVENUE CONCENTRATION

        We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future.* Our new products must be accepted by customers in order for us to be successful. If our products are not purchased as a result of competition, technological change or other factors, then our business, operating results and financial condition would be materially adversely affected.

        Our software products have a fixed life cycle that is difficult to estimate. If we do not develop and introduce new products before our existing products have completed their life cycles, then we will be unable to sustain or increase our level of sales.* We cannot be sure that we will continue to be successful in marketing our key products or any new products, applications or product enhancements.

        Sales to a small number of customers generate a disproportionate amount of our revenues. For example, Seagate Software derived 24% of its revenues from sales to its top customer, Ingram Micro Inc. ("Ingram"), in the three months ended October 2, 1998. If Ingram, or any other significant customer, reduces its purchases from us, our business, financial condition, and results of operations would be materially adversely affected unless we substantially increased sales to other customers. Because our contracts with Ingram (or any other customer) do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase our products at their current levels.

        RELIANCE ON SALES STAFF, CHANNEL PARTNERS AND STRATEGIC RELATIONSHIPS

    Wesell and support our products through:

        -       sales staff,

        -       third party distributors, and

        -       Original Equipment Manufacturers ("OEMs").

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products to be a part of Microsoft's products.* If Microsoft reduces the nature and quantity of its relationship with us, our business, operating results and financial condition would be materially adversely affected.

        We have made significant expenditures in recent years to expand our sales and marketing force and plan to continue this expansion. Our future success will depend in part upon the productivity of our sales and marketing force.* We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success.* We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenue to exceed these costs.

        We generate a substantial portion of our revenue by selling our products to distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because OEMs and distributors carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors and OEMs are also generally entitled to terminate our relationship without cause. Our business, financial results and operating condition would be materially adversely affected if some or all of our current distributors and OEMs discontinued selling our products and we failed to find comparable replacements.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

        We had research and development expenses of:


                     FISCAL YEAR                        EXPENSE
                     -----------                        -------
                                                     (in millions)
                         1996                            $36.9
                         1997                            $42.8
                         1998                            $47.1
          the three months ended October 2,              $12.8
                         1998


        Our products are used in combination with other software. The markets for our products are characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions. Our future success will therefore depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.*

        If we do not respond to changing market conditions and customer requirements by developing and introducing new products in a timely manner, then our business, operating results or financial condition could be materially adversely affected.*

        COMPETITION

        Our industry is intensely competitive and is characterized by rapidly changing technology and evolving standards. We expect additional competition from other established and/or emerging companies and as a result of future software industry consolidations.* We expect that our competitors will offer new and existing products at lower prices, if necessary, to gain or retain market share and customers.* We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition.* Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we are able to do.*

        It is possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render our products obsolete and unmarketable.

        We also face indirect competition from present and potential customers, including Microsoft or other strategic partners, that continuously evaluate whether to develop their own software products and components internally or obtain them from outside sources. If our strategic partners decide to develop the utilities and other products we have in the past provided, it could have a material adverse effect on our business, results of operations and financial condition.*

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        There can be no assurance that we will be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.*

        RISKS FROM THE CONTRIBUTION OF THE NETWORK & STORAGE MANAGEMENT GROUP

        Seagate Technology consolidated its software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consists of two primary divisions, the Network & Storage Management Group and the Information Management Group. We announced on October 5, 1998 that we will contribute our Network & Storage Management Group business to a newly formed company that will also acquire Veritas Software Corporation. Seagate Software and our optionees who are employees of the Network & Storage Management Group who go to work for the newly formed company will receive 40% of the fully diluted equity in the new company.*

        We face a number of risks prior to and after the closing of the spin-off of the Network & Storage Management Group including:

        - our management resources may be distracted from day to day operations by the transaction;

        - employees of the Information Management Group may be distracted by concerns about whether we continue to operate that business or spin it off;

        - the Network & Storage Management Group's customers may delay or cancel orders due to uncertainty about the transaction;

        - the ongoing OEM relationship with the Network & Storage Management Group and Seagate Technology's tape drive operations may be disrupted;

        - we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing and may not be able to benefit from future opportunities in that market;

        - we will not have control over the management of the new company, although initially we will have two representatives on its board of directors; and

        - we will be limited from liquidating our interest in the new company for a certain period of time. Thereafter, if we choose to do so, we will be required to sell our interest in the new company in increments to comply with certain Securities and Exchange Commission rules or to bear the expense of filing a registration statement.

        ACQUISITIONS

        We intend to continue our expansion into software through internal growth as well as acquisitions.* Acquisitions involve numerous risks including:

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        - the difficulties of integrating the operations and products of the acquired businesses,

        - the potential loss of key employees or customers of the acquired businesses.

        We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development.* Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs.* For example, we incurred a charge to operations in the fourth quarter of fiscal 1998 of approximately $7 million for the write-off of in-process research and development related to our acquisition of Eastman Software Storage Management Group, Inc.

        RISKS OF SYSTEMS FAILURES

        Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by catastrophic events such as fire, natural disaster, power loss, telecommunications failures, and unauthorized intrusion. We believe that we have taken prudent measures to reduce the risk of interruption in our operations. However, we cannot be sure that these measures are sufficient. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.

        YEAR 2000 RISKS

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.*

We consider a product to be "Year 2000 Ready" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example hardware, firmware, and software) used with the products properly exchange accurate date data with it.

        Seagate's Products.

        Our products are used in numerous operating environments. We are assessing our products to determine whether or not they are Year 2000 Ready. Although we believe certain of our software products are Year 2000 Ready, we have determined that certain of our software products are not and will not be Year 2000 Ready. The inability of one or more of our products to properly manage and manipulate dates related to the Year 2000 could result in a material adverse effect on our business, financial condition or results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. We are taking measures to inform our customers that those products are not and will not be Year 2000 Ready. To assist our customers in evaluating their Year 2000 issues, we have developed a list of those products that are Year 2000 Ready as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when we make additional product assessments.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        We anticipate that substantial litigation may be brought against vendors, including Seagate Software, of all software components of systems that are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. As a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions, it is possible that these measures will not provide us with protection from liability claims.* If any such claims are brought against us, regardless of their merit, our business, financial condition and results of operations could be materially adversely affected from factors that include increased warranty costs, customer satisfaction issues and the costs of potential lawsuits.

        Seagate's Systems

        We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Software and into which our products are integrated. Assessment and remediation are proceeding in tandem, and we intend to have our critical internal systems Year 2000 Ready by July 3, 1999, the first day of Seagate Software's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by Seagate Software, including operations, technical support, engineering, sales, finance and human resources.* To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We are still in the process of conducting our Year 2000 audit and therefore are unable to make a reasonable estimate of the costs associated with Year 2000 readiness. Accordingly, no assurance can be given that the costs required to address the Year 2000 issue will not have a material adverse effect on our business, financial condition or results of operations. The costs incurred to date related to these programs have not been and are not expected to be material.

        We have also initiated formal communications with our significant suppliers to determine the extent to which Seagate Software is vulnerable to those third parties' failure to remedy their own Year 2000 issues. To date we have contacted our significant suppliers and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We could experience material adverse effects on our business if we fail to fully identify all Year 2000 dependencies in Seagate Software's systems and in the systems of our suppliers, customers and financial institutions.* Those material adverse effects could include delays in the delivery or sale of our products.* Therefore, we are developing contingency plans for continuing operations in the event such problems arise.*

        Customer Purchasing Patterns

        We believe that the purchasing patterns of customer and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness.* These expenditures may result in reduced funds available to purchase products such as those offered by Seagate Software, which could have a material adverse effect on our business, operating results or financial condition.*

        RISKS FROM INTERNATIONAL OPERATIONS.


---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        We have significant offshore operations including development facilities, sales personnel and customer support operations. Our offshore operations are subject to certain inherent risks including:

        -       fluctuations in currency exchange rates;

        -       lack of acceptance of localized products;

        -       longer payment cycles for sales in foreign countries;

        -       difficulties in staffing and managing international operations;

        - seasonal reductions in business activity in the summer months in Europe and certain other countries;

        - increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

        -       management of an enterprise spread over various countries;

        -       the burden of complying with a wide variety of foreign laws; and

        - political unrest, particularly in areas in which we have facilities.

        These factors could have a material adverse effect on our business, operating results and financial condition in the future.

        Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products.* We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia and the Far East, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:*

        - the impact of currency fluctuations on the relative price of Seagate Software's products,

        - restrictions on government spending imposed by the International Monetary Fund (the "IMF") in those countries receiving the IMF's assistance,

        - customers' reduced access to working capital to fund software purchases, such as our products, due to:

                -       higher interest rates,

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

                - reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition, or

                -       the inability to access other financing

        DEPENDENCE ON PROPRIETARY TECHNOLOGY

        Our success will be heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

        -       patents,

        -       copyrights,

        -       trademarks and trade secret rights,

        -       confidentiality procedures,

        -       employee and third party nondisclosure agreements, and

        -       licensing restrictions.

        Such efforts provide only limited protection.

        We also rely in part on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

        Even though we take these steps, someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy of our products, we expect that software piracy will be a persistent problem.* Third parties may also develop similar technology independently. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries.*

        Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks.* We cannot be sure that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party's rights.* We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps.* If we were subject to a claim of infringement, regardless of its merit, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition:

        -       require costly litigation to resolve,

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        -       absorb significant management time, or

        - require us to enter into unfavorable royalty or license agreements.

        SOFTWARE PRODUCT ERRORS OR DEFECTS

        Software products as complex as those we offer frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products may contain defects or software errors.* If our products have errors, they could:

        - cause a negative customer reaction that could reduce future sales;

        - generate negative publicity regarding Seagate Software and our products;

        -       harm our reputation;

        -       reduce or limit customer's adoption of our products;

        -       require us to make extensive changes to the product; or

        - result in customers' delaying their purchase until the errors or defects have been remedied, which would cause our revenues to be reduced or delayed.

Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

        Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future federal, state or local laws or ordinances or unfavorable judicial decisions may make these provisions ineffective.* Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgement, which could have a material adverse effect upon our business, operating results or financial condition.*

        DEPENDENCE ON KEY PERSONNEL.

        Our future performance depends to a significant degree upon the continued service of our key members of management as well as marketing, sales, and product development personnel.* The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition.* We believe our future success will also depend in large part upon our ability to attract and retain highly skilled management, marketing, sales, and product development personnel.* We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.

        RISKS FROM CONVERSION TO SINGLE EUROPEAN CURRENCY.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

        On January 1, 1999, certain member states of the European Economic Community will fix their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro will become a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries, will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro.

        We are still assessing the impact that the introduction and use of the Euro will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that introduction and use of the Euro will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs.* While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, we do not believe that the introduction of the Euro will have a material adverse impact on Seagate Software's financial condition or overall trends in results of operations.*

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        FOREIGN CURRENCY RISK. The U.S. dollar is the functional currency for most of the Company's foreign operations. Gains and losses on the remeasurement into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar. Gains and losses on translation into U.S. dollars of foreign operations whose functional currency is the local currency are recorded as a separate component of stockholders' equity. Foreign currency fluctuations have not had a significant effect on the Company's results of operations, and the Company does not engage in foreign currency hedging programs.

        INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's borrowings under a Revolving Loan Agreement between the Company and Seagate Technology. The Company pays interest to Seagate Technology at the LIBOR rate plus 2% per annum on such borrowings (7.375% at October 2, 1998). The Company typically uses available cash in excess of amounts required for operating activities to pay amounts due under the Revolving Loan Agreement. Accordingly, the Company has not had a significant level of funds available for investment purposes. Interest rate fluctuations have not had a significant effect on the Company's results of operations.

---------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits

The following exhibits are included herein:

10.12          Lease Dated April 15, 1995 between Fiero II Associates and Arcada
               Software, Inc. for the premises located at Building 1, Fiero
               Commerce Park II, San Luis Obispo, California, as amended to date

10.12.1        Lease dated November 20, 1995 between Fiero II Associates and
               Arcada Software, Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis Obispo, California

10.12.2        Lease dated December 17, 1993 between Morgan Investments and
               Quest Development Corporation for the premises located at 708
               Fiero Commerce Park, San Luis Obispo, California

10.12.3        Addendum dated March 26, 1997 to Lease dated May 14, 1995 between
               Seagate Software Storage Management Group, Inc. and Jerry Michael

10.13          Lease dated April 18, 1995 between WHC-SIX Real Estate Limited
               Partnership and Seagate Technology, Inc. for the premises located at 19925 Stevens Creek Blvd., Cupertino, California, as amended by the First Amendment to Lease dated May 1, 1995 and the Second
               Amendment to Lease dated January 16, 1996

10.14          Occupational Lease dated June 24, 1998 between the Universities
               Superannuation Scheme, Seagate Software Limited and Seagate
               Technology, Inc. for the premises located at Acquis House, Blagrave Street, Reading, England

27.1           Financial Data Schedule

(a)     Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended October 2, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SEAGATE SOFTWARE, INC.
                                  (Registrant)




DATE:  November 13, 1998           BY:    /s/ Terence R. Cunningham
                                          -----------------------
                                          TERENCE R. CUNNINGHAM
                                          President and Chief Operating Officer



DATE: November 13, 1998            BY:    /s/Ellen E. Chamberlain
                                          -----------------------
                                          ELLEN E. CHAMBERLAIN
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer

                             SEAGATE SOFTWARE, INC.

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER
-------
10.12          Lease Dated April 15, 1995 between Fiero II Associates and Arcada
               Software, Inc. for the premises located at Building 1, Fiero
               Commerce Park II, San Luis Obispo, California, as amended to date

10.12.1        Lease dated November 20, 1995 between Fiero II Associates and
               Arcada Software, Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis Obispo, California

10.12.2        Lease dated December 17, 1993 between Morgan Investments and
               Quest Development Corporation for the premises located at 708
               Fiero Commerce Park, San Luis Obispo, California

10.12.3        Addendum dated March 26, 1997 to Lease dated May 14, 1995 between
               Seagate Software Storage Management Group, Inc. and Jerry Michael

10.13          Lease dated April 18, 1995 between WHC-SIX Real Estate Limited
               Partnership and Seagate Technology, Inc. for the premises located at 19925 Stevens Creek Blvd., Cupertino, California, as amended by the First Amendment to Lease dated May 1, 1995 and the Second
               Amendment to Lease dated January 16, 1996

10.14          Occupational Lease dated June 24, 1998 between the Universities
               Superannuation Scheme, Seagate Software Limited and Seagate
               Technology, Inc. for the premises located at Acquis House, Blagrave Street, Reading, England

27.1           Financial Data Schedule