Form 10-Q
period 1999-01-01
SEAGATE SOFTWARE INC
filed 1999-02-16
CIK 1046389

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      of
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended January 1, 1999

                         Commission File No. 000-23169

                            SEAGATE SOFTWARE, INC.
                                 (Registrant)
                              ___________________

                     Incorporated in the State of Delaware

               I.R.S. Employer Identification Number 77-0397623

                915 Disc Drive, Scotts Valley, California 95066

                           Telephone: (831) 438-6550
                              ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:        Yes [X]    No [  ]

The number of shares outstanding of the registrant's Common Stock as of January 1, 1999 was 1,058,906.

                                     INDEX


                            SEAGATE SOFTWARE, INC.


PART I       FINANCIAL INFORMATION                                                  PAGE NO.
--------------------------------------------------------------------------------------------

Item 1.      Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets as of January 1, 1999
             (unaudited) and July 3, 1998                                                 2

             Condensed Consolidated Statements of Operations for the three and six
             months ended January 1, 1999 and January 2, 1998 (unaudited)                 3

             Condensed Consolidated Statements of Cash Flows for the six months
             ended January 1, 1999 and January 2, 1998 (unaudited)                        4

             Notes to the Condensed Consolidated Financial Statements (unaudited)         5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       13

Item 3.      Quantitative and Qualitative Disclosures about Market Risks                 28

PART II      OTHER INFORMATION                                                      PAGE NO.
-----------------------------------------------------------------------------------------------
Item 1.      Legal Proceedings                                                           29

Item 6.      Exhibits and Reports on Form 8-K                                            29

             SIGNATURES                                                                  30

                            SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                              January 1,              July 3,
                                                                 1999                  1998
                                                           ---------------         -------------
                                                             (Unaudited)                (1)
                    Assets

Cash                                                             $     848             $  15,130
Accounts receivable, net                                            59,292                46,564
Inventories                                                          1,261                 1,117
Loan receivable from Seagate Technology                             18,276                    --
Other current assets                                                 5,863                 2,474
                                                           ---------------         -------------
        Total current assets                                        85,540                65,285
                                                           ---------------         -------------
Equipment and leasehold improvements, net                           17,031                16,876
Goodwill and other intangibles, net                                 42,110                53,879
                                                           ---------------         -------------
        Total assets                                             $ 144,681             $ 136,040
                                                           ===============         =============

                  Liabilities

Loan payable to Seagate Technology                               $      --             $  16,054
Accounts payable                                                    12,250                10,994
Accrued employee compensation                                       17,266                14,365
Accrued expenses                                                    19,438                15,339
Accrued income taxes                                                 6,759                 5,562
Deferred revenue                                                    17,952                13,714
                                                           ---------------         -------------
        Total current liabilities                                   73,665                76,028
Deferred income taxes                                                1,021                 1,691
Other liabilities                                                      280                   255
                                                           ---------------         -------------
        Total liabilities                                           74,966                77,974

Commitments and Contingencies

Common stock subject to repurchase                                   3,685                 3,917

             Stockholders' Equity

Convertible preferred stock                                             55                    55
Common stock                                                            --                    --
Additional paid-in capital                                         346,650               343,526
Accumulated deficit                                               (280,298)             (289,175)
Accumulated other comprehensive income                                (377)                 (257)
                                                           ---------------         -------------
        Total stockholders' equity                                  66,030                54,149
                                                           ---------------         -------------
        Total liabilities and stockholders' equity               $ 144,681             $ 136,040
                                                           ===============         =============

(1) The information in this column was derived from Seagate Software's audited consolidated balance sheet as of July 3, 1998.


           See notes to condensed consolidated financial statements.

                            SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)
                                  (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                   --------------------------------       -------------------------------
                                                      January 1,        January 2,           January 1,        January 2,
                                                         1999              1998                 1999              1998
                                                   --------------    --------------       --------------    -------------
Revenues:
Licensing                                             $    74,791       $    60,183          $   133,462      $   111,980
Licensing from Seagate Technology                           1,850             1,433                4,006            2,433
Maintenance, support and other                             15,414            10,728               29,462           20,953
                                                   --------------    --------------       --------------    -------------
   Total revenues                                          92,055            72,344              166,930          135,366

Cost of revenues:
Licensing                                                   3,225             3,704                6,160            8,673
Licensing from Seagate Technology                             145                86                  274              371
Maintenance, support and other                              5,887             4,675               12,317            9,275
Amortization of developed technologies                      2,847             3,037                5,713            6,979
                                                   --------------    --------------       --------------    -------------
   Total cost of revenues                                  12,104            11,502               24,464           25,298
                                                   --------------    --------------       --------------    -------------

Gross profit                                               79,951            60,842              142,466          110,068

Operating expenses:
Sales and marketing                                        39,889            31,761               75,896           60,458
Research and development                                   13,554            11,778               26,341           23,171
General and administrative                                  8,325            10,414               17,265           19,493
Amortization of goodwill and other intangibles              3,148             5,546                6,346            9,002
                                                   --------------    --------------       --------------    -------------
   Total operating expenses                                64,916            59,499              125,848          112,124
                                                   --------------    --------------       --------------    -------------

Income (loss) from operations                              15,035             1,343               16,618           (2,056)

Interest expense                                              (46)             (358)                (202)            (658)
Other, net                                                    871               301                1,339              466
                                                   --------------    --------------       --------------    -------------
   Interest expense and other, net                            825               (57)               1,137             (192)
                                                   --------------    --------------       --------------    -------------

Income (loss) before income taxes                          15,860             1,286               17,755           (2,248)
Benefit from (provision for) income taxes                  (7,835)            1,067               (8,878)           1,686
                                                   --------------    --------------       --------------    -------------
Net income (loss)                                     $     8,025       $     2,353          $     8,877         $   (562)
                                                   ==============    ==============       ==============    =============

Net income (loss) per common share:
   Basic                                                   $32.77            $15.30               $37.77           $(4.38)
   Diluted                                                  $0.13             $0.04                $0.14           $(4.38)

Number of shares used in per share computations:
   Basic                                                  244,867           153,777              235,012          128,326
   Diluted                                             62,564,936        56,933,790           61,572,394          128,326


           See notes to condensed consolidated financial statements.

                            SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                       -----------------------------------
                                                                           January 1,          January 2,
                                                                              1999                1998
                                                                       ---------------      --------------
Operating activities
Net income (loss)                                                            $   8,877           $    (562)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                                 16,809              20,298
  Deferred income taxes                                                           (670)             (2,821)
  Write-offs of goodwill and intangibles                                            --               1,900
  Changes in operating assets and liabilities:
     Accounts receivable                                                       (12,728)            (11,284)
     Inventories                                                                  (144)                849
     Other current assets                                                       (3,389)                 69
     Accounts payable                                                            1,256               1,348
     Accrued employee compensation                                               2,901               3,041
     Accrued expenses                                                            4,099               4,420
     Accrued income taxes                                                        1,663              (2,953)
     Deferred revenue                                                            4,238               2,162
     Other liabilities                                                              25                 (31)
                                                                       ---------------      --------------
  Net cash provided by operating activities                                     22,937              16,436

Investing activities
Acquisition of equipment and leasehold improvements, net                        (4,910)             (3,193)
Acquisition of intangibles                                                        (289)                 --
                                                                       ---------------      --------------
  Net cash used in investing activities                                         (5,199)             (3,193)

Financing activities
Sale of common stock                                                               461                 346
Borrowings from Seagate Technology                                             121,837             110,131
Payments to Seagate Technology                                                (154,202)           (124,082)
                                                                       ---------------      --------------
  Net cash used in financing activities                                        (31,904)            (13,605)

Effect of exchange rate changes on cash                                           (116)               (258)
                                                                       ---------------      --------------
  Decrease in cash                                                             (14,282)               (620)
Cash at the beginning of the period                                             15,130              12,085
                                                                       ---------------      --------------
Cash at the end of the period                                                $     848           $  11,465
                                                                       ===============      ==============
Supplemental Cash Flow Information
 Cash paid for interest                                                      $      --           $      36
 Cash paid for income taxes                                                      6,346               3,975

          See notes to condensed consolidated financial statements.

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


Summary of Significant Accounting Policies

  Basis of Presentation. The consolidated condensed financial statements have been prepared by Seagate Software, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Seagate Software believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the consolidated financial statements of Seagate Software as of July 3, 1998 and notes thereto, are adequate to make the information presented not misleading.

  The condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

  The results of operations for the six months ended January 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 1999.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

  Revenue Recognition. Seagate Software's revenues are primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. During the first quarter of 1999, Seagate Software began recognizing license revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Revenues from software license agreements are generally recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and the Company has vendor-specific objective evidence of fair value. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from training and consulting are recognized when such services are performed.

  Revenues from resellers including VARs, OEMs, distributors and Seagate Software's parent company, Seagate Technology, Inc. ("Seagate Technology"), are primarily recognized at the time of product shipment to the reseller. Seagate Software's policy is to defer such revenues if resale contingencies exist. Factors considered in the determination of whether such contingencies exist, include but are not limited to payment terms, collectibility and past history with the customer.

  Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. Seagate Software considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms and the ability to reasonably estimate returns to insure

                           SEAGATE SOFTWARE, INC.

                                 (Unaudited)


compliance with SFAS 48. Additionally, amounts are accrued for product return authorizations received by Seagate Software prior to fiscal cutoff dates.

  Net Income (Loss) Per Share.   Basic net income (loss) per common share is
computed using the weighted average number of shares of common stock outstanding during the period. For periods in which Seagate Software had losses, common equivalent shares from stock options, shares subject to repurchase and convertible preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. Below is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share (in thousands, except share and per share data):


                                                             Three months ended                        Six months ended
                                                 ----------------------------------------   ------------------------------------
                                                      January 1,            January 2,           January 1,          January 2,
                                                         1999                  1998                 1999                1998
                                                 -------------------   ------------------   -------------------   --------------
Basic net income (loss) per share computation:
 Numerator:
    Net income (loss)                                    $     8,025          $     2,353           $     8,877         $   (562)
                                                 -------------------   ------------------   -------------------   --------------

 Denominator:
  Weighted average number of common shares
  outstanding during the period                              244,867              153,777               235,012          128,326
                                                 -------------------   ------------------   -------------------   --------------
     Net income (loss) per share - basic                 $     32.77          $     15.30           $     37.77         $  (4.38)
                                                 ===================   ==================   ===================   ==============

Diluted net income (loss) per share computation:
 Numerator:
    Net income (loss)                                    $     8,025          $     2,353           $     8,877         $   (562)
                                                 -------------------   ------------------   -------------------   --------------

 Denominator:
  Weighted average number of common shares
  outstanding during the period                              244,867              153,777               235,012          128,326

  Convertible preferred stock                             54,633,333           54,633,333            54,633,333               --

  Incremental common shares attributable to
  exercise of outstanding options and shares
  subject to repurchase (assuming proceeds
  would be used to purchase treasury stock)                7,686,736            2,146,680             6,704,049               --
                                                 -------------------   ------------------   -------------------   --------------

                                                          62,564,936           56,933,790            61,572,394          128,326
                                                 -------------------   ------------------   -------------------   --------------

     Net income (loss) per share  diluted                $      0.13          $      0.04           $      0.14         $  (4.38)
                                                 ===================   ==================   ===================   ==============

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


  For the six months ended January 2, 1998, 711,032 shares of common stock subject to repurchase at an average price of $5.33 per share and options to purchase 9,544,747 shares of common stock at an average exercise price of $6.75 per share were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

  Accounts Receivable.  Accounts receivable are summarized below, in thousands:


                                            January 1,        July 3,
                                               1999            1998
                                            ----------      ----------
        Accounts receivable                   $60,887         $48,200
        Less allowance for non-collection      (1,595)         (1,636)
                                            ----------      ----------
                                              $59,292         $46,564
                                            ==========      ==========

  Other Current Assets. Other current assets included prepaid merger costs that will be expensed upon the closing of Seagate Software's contribution of its Network & Storage Management Group business ("NSMG") to Veritas Holding Corporation ("New Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Contribution of NSMG to New Veritas" below. These prepaid merger costs amounted to approximately $2.2 million as of January 1, 1999 and consisted of legal fees, accounting fees, banking fees, government filing fees and other expenses directly related to this proposed transaction.

  Equipment and Leasehold Improvements. Equipment and leasehold improvements consisted of the following, in thousands:

                                            January 1,        July 3,
                                               1999            1998
                                            ----------      ----------
        Equipment                            $ 36,011        $ 30,999
        Leasehold improvements                  9,040           9,424
                                            ----------      ----------
                                               45,051          40,423
        Less accumulated depreciation
          and amortization                    (28,020)        (23,547)
                                            ----------      ----------
                                             $ 17,031        $ 16,876
                                            ==========      ==========

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


  Goodwill and Other Intangibles. Goodwill and other intangibles consisted of the following, in thousands:

                                            January 1,        July 3,
                                               1999            1998
                                            ----------      -----------
        Goodwill                             $ 45,053         $ 44,953
        Developed technology                   48,239           48,049
        Trademarks                              9,972            9,972
        Assembled workforce                     4,596            4,596
        Distribution network                    2,925            2,925
        Other intangibles                      13,813           13,813
                                            ----------      -----------
                                              124,598          124,308
        Accumulated amortization              (82,488)         (70,429)
        Goodwill and other intangibles       $ 42,110         $ 53,879
                                            ==========      ===========

  Common Stock Subject to Repurchase. Current employees and directors of Seagate Software and of Seagate Technology have exercised 692,872 shares of common stock under the 1996 Stock Option Plan (the "Option Plan"). At January 1, 1999, 267,072 shares were vested and 425,800 shares were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to Seagate Software at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of Seagate Software at the original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, Seagate Software has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet.

New Accounting Pronouncements

  Seagate Software intends to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. This standard will require additional disclosure, but will not have a material effect on Seagate Software's financial position or results of operations. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in Seagate Software's 1999 Annual Report on Form 10-K.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. Seagate Software has not yet determined the impact, if any, of adopting this statement. The disclosures prescribed by SOP 98-1 will be effective for Seagate Software's consolidated financial statements for the fiscal year ending June 30, 2000.

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will be effective for Seagate Software's fiscal year 2000. Seagate Software generally does not use derivative financial instruments.

Stockholders' Equity

  Shares authorized and outstanding are as follows:

                                                                  Shares Outstanding
                                                            ------------------------------
                                                             January 1,           July 3,
                                                                1999               1998
                                                            ------------------------------
              Preferred stock, par value $.001 per share,
                73,000,000 shares authorized                 54,633,333        54,633,333

              Common stock, par value $.001 per share,
                95,600,000 shares authorized                    366,034           235,502

Income Taxes

      Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 to approximate 50% absent the effects, if any, of its anticipated contribution of NSMG to New Veritas. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that are not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions. This expected annual effective tax rate of 50% has been used to record the provision for income taxes for the six month period ended January 1, 1999 compared with a 75% effective tax rate, used to record the benefit for income taxes for the six month period ended January 2, 1998. The effective tax rate used to record the benefit for income taxes for the six month period ended January 2, 1998 was based on the expected annual effective tax rate applicable to anticipated fiscal 1998 operating income as adjusted for the amortization of nondeductible goodwill.

      Seagate Software is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, Seagate Software's majority stockholder. Seagate Technology and Seagate Software have entered into a tax sharing agreement (the "Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, Seagate Software's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


fiscal 1999. Accordingly, Seagate Software's expected annual effective tax rate of 50% on anticipated operating income may be subject to adjustment in future quarters.

Comprehensive Income

      As of July 4, 1998 Seagate Software adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on Seagate Software's net income or stockholders' equity. SFAS 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, be included in accumulated other comprehensive income. The differences between Seagate Software's comprehensive income and net income for the periods presented are not material.

Contribution of NSMG to New Veritas

  Seagate Software, Seagate Technology and NSMG announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Software Corporation ("Veritas") and a newly-formed holding company, Veritas Holding Corporation ("New Veritas"). The Plan provides for the contribution by Seagate Software of those assets used primarily in the network and storage management business of Seagate Software (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New Veritas to Seagate Software and the offer by New Veritas to grant options to purchase Common Stock of New Veritas to certain of Seagate Software's employees who become employees of New Veritas. New Veritas will also assume certain liabilities of the NSMG Business. In addition, Veritas will become a wholly-owned subsidiary of New Veritas. This contribution of NSMG to New Veritas is structured to qualify as a tax-free exchange and will be accounted for as a non-monetary transaction and Seagate Software will record a substantial gain and a step-up in basis for its investment in New Veritas as more fully disclosed below.

  In connection with the contribution of NSMG to New Veritas, New Veritas will issue shares of Common Stock to Seagate Software equal to 40% of the fully diluted Common Stock equivalent equity interests in New Veritas (assuming conversion of all convertible securities, including the Veritas convertible debentures, and exercise of all dilutive options and warrants) less that number of shares of New Veritas Common Stock issuable upon exercise of New Veritas options issued to Seagate Software employees who surrender their outstanding options to purchase shares of Seagate Software's Common Stock. In addition, the former security holders of Veritas will be issued New Veritas securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in New Veritas.

  The contribution of NSMG to New Veritas is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 to be filed by New Veritas with the Securities and Exchange Commission, approval by the stockholders of Veritas and Seagate Software, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


     Seagate Software anticipates recording a substantial gain and certain expenses in connection with the contribution of NSMG to New Veritas. The gain will be recorded in fiscal 1999. However, because Seagate Software will own approximately 41% (computed on an outstanding shares basis) of New Veritas, including NSMG after the exchange, it will not recognize a gain on 100% of the contribution of the NSMG to New Veritas. Seagate Software will record a gain on the exchange equivalent to the difference between approximately 59% of the fair value of the New Veritas stock received and approximately 59% of Seagate Software's basis in the net NSMG business assets exchanged. Seagate Software will account for its investment in New Veritas using the equity method. Seagate Software will allocate the difference between the recorded amount of its investment in New Veritas and the amount of its underlying equity in the net assets of New Veritas based upon the fair value of the underlying assets and liabilities of New Veritas. Subsequent to the combination, Seagate Software's operating results will include approximately
41% of the operating results of New Veritas, adjusted to amortize the difference between the recorded amount of Seagate Software's investment and the amount of its underlying equity in the net assets of New Veritas. The expenses will include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over the next four years. The magnitude of the gain and expenses to be recorded will depend on several factors, including the price of New Veritas common stock, the number of shares of stock exchanged, and the number of options to purchase Seagate Software common stock that are surrendered by employees of NSMG who receive New Veritas options.

  NSMG comprised approximately 53% of consolidated assets, 60% of consolidated revenues, and 43% of consolidated net loss at and for the fiscal year ended 1998 (60% of consolidated assets, 64% of consolidated revenues, and 119% of consolidated net income at and for the second fiscal quarter of 1999). If the transaction with New Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill associated with New Veritas.

     Seagate Technology, the Company's parent, anticipates that it will offer to purchase outstanding vested and unvested shares of Seagate Software in exchange for shares of Seagate Technology common stock. The exchange ratio of Seagate Software shares for Seagate Technology shares will be determined based on the estimated fair value of the Seagate Software shares divided by the fair market value of Seagate Technology common stock. The estimated fair value of the Seagate Software shares will be determined based upon the sum of the fair value of the NSMG business (as measured by the fair value of the shares to be received from New Veritas), plus the estimated fair value for the Information Management Group as determined by the Seagate Software Board of Directors, plus the assumed proceeds from the exercise of all stock options, divided by the number of fully converted shares of Seagate Software.

     The fair value of shares purchased less the original price paid by the employees will be recorded as compensation expense by Seagate Software for those shares outstanding or vested less than six months. The purchase of Seagate Software shares that have been outstanding and vested more than six months will be accounted by Seagate Software as the purchase of minority interest and, accordingly, the

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)


fair value of the shares exchanged will be allocated to all of the identifiable tangible and intangible assets, including in-process research and development and goodwill, and liabilities of Seagate Software. The amounts allocated to in-process research and development will be expensed in the period in which the shares are exchanged.


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

Overview

  Seagate Software develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 40 offices and operations in 17 countries worldwide. Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. ("Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of January 1, 1999, Seagate Technology and one of its subsidiaries held 99.4% of Seagate Software's outstanding capital stock. On a fully converted basis, the outstanding minority interests of Seagate Software amounted to approximately 18.0%, which consisted of Common Stock, options to purchase its Common Stock issued pursuant to the 1996 Stock Option Plan (the "Option Plan") and Common Stock subject to repurchase. Such options and stock are held by certain current and former employees, directors and consultants of Seagate Software and Seagate Technology.

  Seagate Software was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to Seagate Technology's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, Seagate Technology acquired eight software companies, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling-of-interests. In connection with the merger, Seagate Technology purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. ("Arcada") for $85.1 million, which resulted in allocations to goodwill and other intangibles for $47.4 million, write-off of in-process research and development of $43.9 million and a deferred tax liability of $6.2 million. In April 1996, Seagate Technology consolidated its software operations into Seagate Software. In June 1998, Seagate Software acquired Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management ("HSM") products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash which resulted in allocations to goodwill and other intangibles of $3.2 million and a write-off of in-process research and development of $6.8 million. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in Seagate Software's operations since the acquisition was completed.

  On October 5, 1998, Seagate Software signed a definitive agreement to contribute its Network & Storage Management Group business ("NSMG") to a newly-formed holding company, Veritas Holding

Corporation ("New Veritas"), which will also acquire Veritas Software Corporation ("Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Contribution of NSMG to New Veritas."

  Seagate Software expects to incur certain expenses in connection with the contribution of NSMG to New Veritas. These expenses include a substantial one-time write-off of in-process research and development during fiscal 1999, as well as amortization of goodwill and intangibles over the next four years related to the Company's investment in New Veritas. Seagate Software also expects to record a substantial gain on the contribution of NSMG to New Veritas.* The magnitude of the expenses and the gain will depend on several factors, including the price of Veritas common stock, the number of shares of stock exchanged, and the number of options to purchase Seagate Software common stock that are surrendered by employees of NSMG who receive New Veritas options.

  NSMG comprised approximately 53% of consolidated assets, 60% of consolidated revenues, and 43% of consolidated net loss at and for the fiscal year ended 1998 (60% of consolidated assets, 64% of consolidated revenues, and 119% of consolidated net income at and for the second fiscal quarter of 1999). If the transaction with New Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

Results of Operations

  Revenues. Seagate Software's revenues are primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. During the first quarter of 1999, Seagate Software began recognizing license revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Revenues from software license agreements are generally recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and Seagate Software has vendor-specific objective evidence of fair value. Service revenues from customer maintenance fees for ongoing customer support and product updates are recognized ratably over the maintenance term, which is typically 12 months. Service revenues from training and consulting are recognized when such services are performed.

  Total revenues increased 27% and 23% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. Licensing revenues increased 24% to $76.6 million and 20% to $137.5 million for the three and six months ended January 1, 1999 as compared to the three and six months ended January 2, 1998. The increase in licensing revenues over the comparable year-ago periods was primarily due to a net increase in the number of NSMG product licenses sold for sales of NSMG's Backup Exec for Windows NT and Desktop Management Suite and IMG's Crystal Info products. Maintenance, support, and other revenues increased 44% to $15.4 million and 41% to $29.5 million for the three and six months ended January 1, 1999 from $10.7 million and $21.0 million for the three and


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

six months ended January 2, 1998. The increase in maintenance, support and other revenues over the comparable year-ago quarter was primarily due to increases in maintenance, training and consulting revenues resulting from a larger installed customer base. Additionally, Seagate Software continued to expand both its indirect and direct sales channels. Revenues from indirect sales channels increased 28% to $65.4 million and 27% to $118.3 million in the three and six months ended January 1, 1999 from $50.9 million and $93.1 million for the comparable three and six month year-ago periods. Revenues from direct sales channels increased 25% to $26.7 million and 15% to $48.6 million in the three and six months ended January 1, 1999 from $21.4 million and $42.2 million in the three and six months ended January 2, 1998.

  Cost of Revenues.   The cost of revenues consists of amortization of acquired
developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to total current and anticipated future revenues. The total cost of revenues as a percentage of total revenues decreased 3% and 4% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. The primary reasons for the improved gross margins were a decline in the amortization of developed technology for the three and six months ended January 1, 1999 as a result of intangible assets that were fully amortized during or at the start of the first quarter of fiscal 1999 and one time write-offs of obsolete inventory during the first quarter of 1998. Additionally, the cost of license revenues as a percentage of related revenues continues to decline due to lower product packaging and documentation costs resulting from higher licensing and royalty based revenues. The gross margins from maintenance, support and other revenues increased 6% and 2% over the comparable year-ago quarter and the comparable year-ago six month period, respectively, primarily due to an increase in higher margin maintenance revenues.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
personnel-related expenses, advertising, sales and marketing promotions and customer technical support costs. Total sales and marketing expenses increased 26% for the three and six months ended January 2, 1999 over the comparable year-ago periods. The increase in sales and marketing expenses over the comparable year-ago periods was primarily due to expansion of Seagate Software's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth, particularly outside of North America. As a percent of total revenues, total sales and marketing expenses were 43% and 44% for the three months ended January 1, 1999 and January 2, 1998, respectively. Total sales and marketing expenses as a percent of total revenues remained at 45% for the six months ended January 1, 1999 and January 2, 1998, respectively.

  Research and Development.   Research and development expenses consist
primarily of personnel-related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of Seagate Software's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant. Total research and development expenses increased 15% to $13.6 million in the three months ended January 1, 1999 from $11.8 million in the three months ended January 2, 1998 and increased 14% to $26.3 million in the six months ended January 1, 1999 from $23.2 million in the comparable year-ago six month period. The increase in research and development expenses over the comparable year-ago quarter was primarily due to increases in personnel and related expenses, including those specifically related to the Eastman acquisition, the support of new product development and localization costs. As a percentage of total revenues, research and development expenses were 15% and 16% in the three months ended January 1, 1999 and January 2, 1998, respectively and 16% and 17% in the six months ended January 1, 1999 and January 2, 1998, respectively.

  General and Administrative.   General and administrative expenses consist
primarily of personnel-related expenses for finance, legal, information technology, human resources and general management, fixed asset depreciation and outside services. Total general and administrative expenses decreased 20% to $8.3 million in the three months ended January 1, 1999 from $10.4 million in the three months ended January 2, 1998. A decrease in total general and administrative expenses of 11% to $17.3 million occurred in the six month period ended January 1, 1999 when compared to the comparable year-ago period. The decrease over the comparable year-ago quarter was primarily due to management's efforts to reduce general management and administrative costs. As a percentage of total revenues, general and administrative expenses were 9% and 14% in the three months ended January 1, 1999 and January 2, 1998, respectively. These same expenses were 10% and 14% in the six months ended January 1, 1999 and January 2, 1998, respectively.

  Amortization of Goodwill and Other Intangibles.     Goodwill represents the
excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 43% to $3.1 million in the three months ended January 1, 1999 from $5.5 million in the three months ended January 2, 1998. Amortization of goodwill and other intangibles decreased 30% to $6.3 million during the six months ended January 1, 1999 from $9.0 million for the six months ended January 2, 1999. The decrease in the amortization of goodwill and other intangibles over the comparable year-ago three and six month periods was primarily due to decreases in amortization expense based on certain amounts becoming fully amortized during or as of the start of the first fiscal quarter of 1999, partially offset by increases in amortization expense due to goodwill acquired as part of the Eastman acquisition. As a percentage of total revenues, amortization of goodwill and other intangibles were 3% and 8% in the three months ended January 1, 1999 and January 2, 1998, respectively and 4% and 7% in the six months ended January 1, 1999 and January 2, 1998, respectively.

  Interest Expense and Other, Net.   Interest expense was $46,000 and $202,000
for the three and six months ended January 1, 1999, a decrease of 87% and 69% from the comparable three and six month year-ago periods. The decrease in interest expense over the comparable year-ago quarter was primarily due to repayments on the revolving loan to Seagate Technology as a result of increased cash flow generated from operations. Other income, net increased $570,000 and $873,000 for the three and six months ended January 1, 1999 as compared to the three and six months ended January 2, 1998 primarily due to foreign currency translation gains resulting from Seagate Software's Canadian operations.

  Income Taxes.   Seagate Software expects its annual effective tax rate on
anticipated operating income for fiscal 1999 to approximate 50% absent the effects, if any, of it's anticipated contribution of NSMG to New Veritas. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that are not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions. This expected annual effective tax rate of 50% has been used to record the provision for income taxes for the six month period ended January 1, 1999 compared with a 75% effective tax rate, used to record the benefit for income taxes for the six month period ended January 2, 1998. The effective tax rate used to record the benefit for income taxes for the six month period ended January 2, 1998 was based on the expected annual effective tax rate applicable to anticipated fiscal 1998 operating income as adjusted for the amortization of nondeductible goodwill.

  Seagate Software is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, Seagate Software's majority stockholder. Seagate Technology and Seagate Software have entered into a tax sharing agreement (the "Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, Seagate Software's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for fiscal 1999. Accordingly, Seagate Software's expected annual effective tax rate of 50% on anticipated operating income may be subject to adjustment in future quarters.

Liquidity and Capital Resources

  Seagate Software's total cash was $848,000 and $15.1 million as of January 1, 1999 and July 3 1998, respectively. The decrease in cash was primarily due to loan repayments to Seagate Technology of $154.2 million and purchases of equipment, leasehold improvements and intangible assets of $5.2 million, partially offset by borrowings from Seagate Technology of $121.8 million, cash flows from operating activities of $22.9 million and the sale of common stock for $461,000. Seagate Software's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

  Seagate Software's operations have been financed by cash flows from operating activities and borrowings from the Seagate Technology. Such borrowings are available to Seagate Software under a Revolving Loan Agreement between Seagate Software and Seagate Technology. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital requirements. The Revolving Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years and expires on July 3, 2000.
Interest is paid at the LIBOR rate plus 2% per annum on such borrowings (7.063% at January 1, 1999). The loan balance was $0 as of January 1, 1999.

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $1,139,000 at January 1, 1999. Interest rates payable on borrowings are based on local bank prime interest rates. At January 1, 1999, there were $639,000 of outstanding borrowings under one line of credit.

  During the three months ended January 1, 1999, Seagate Software made investments totaling approximately $4.3 million for new office facilities, leasehold improvements, computers, furniture and office equipment. Seagate Software presently anticipates it will make investments in 1999 of approximately $15.0 million in equipment and leasehold improvements. Additionally, product
development activities may include cash to acquire technology.*   Seagate
Software expects that such investments will be funded from existing cash balances and cash flows from operations.*


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  Seagate Software anticipates that the proposed contribution of NSMG to New Veritas will have a significant impact on its cash flows from continuing operations with respect to the exclusion of NSMG's operations. However, Seagate Software believes its current cash balances, its available borrowings from Seagate Technology and cash flows generated from Seagate Software's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, Seagate Software anticipates that future operating and investing activities may be financed by additional borrowings from Seagate Technology, equity financing or other sources.* Seagate Software believes that additional financing from Seagate Technology will be available at a reasonable cost.*

Year 2000 Readiness

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

   Seagate Software's Products
   ---------------------------

  Our products are used in numerous operating environments. We have assessed our products to determine whether or not they are Year 2000 Ready. Although we believe certain of our software products are Year 2000 Ready, we have determined that certain of our software products are not and will not be Year 2000 Ready. Our products that are not Year 2000 Ready are not material to our business, financial condition or results of operations. The inability of one or more of our products to properly manage and manipulate dates related to the Year 2000 could result in a material adverse effect on our business, financial condition or results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits. We are taking measures to inform our customers that those products are not and will not be Year 2000 Ready. To assist our customers in evaluating their Year 2000 issues, we have developed a list of those products that are Year 2000 Ready as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when we make additional product assessments.

  We anticipate that substantial litigation may be brought against vendors, including Seagate Software, of all software components of systems in which another vendor's component products are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. As a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions, it is possible that these measures will not provide us with protection from liability claims.* If any such claims are brought against us, regardless of their merit, our


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

business, financial condition and results of operations could be materially adversely affected from factors that include increased warranty costs, customer satisfaction issues and the costs of potential lawsuits.

  Our Systems
  -----------

  We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and in those of our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Software and into which our products are integrated. The scope of our internal Year 2000 readiness project includes information technology, non-information technology and embedded technology for all critical systems, and includes all offices worldwide, critical vendors, suppliers, customers and partners. We currently expect to be Year 2000 ready by December 31, 1999.

We are using the following phased approach to Year 2000 readiness: inventory, assessment, testing, remediation and contingency planning. Anticipated dates of completion for our two lines of business are as follows:

                                             Network & Storage      Information
                                             Management Group       Management Group
                                             -----------------      ----------------
               1.  Inventory                 Complete               March 1, 1999
               2.  Assessment                March 31, 1999         April 1, 1999
               3.  Testing                   April 30, 1999         July 1, 1999
               4.  Remediation               September 30, 1999     December 1, 1999
               5.  Contingency Planning      September 30, 1999     August 1, 1999

  These activities are intended to encompass all major categories of systems in use by Seagate Software, including operations, technical support, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We are still in the process of conducting our Year 2000 audit. We currently estimate the cost of internal Year 2000 issues will be less than $3.0 million. However, if the costs of future remediation exceed such amount, then the costs required to address the Year 2000 issue could have a material adverse effect on our business, financial condition or results of operations.

  Our material third party relationships include relationships with fulfillment houses, banks, payroll services vendors, utilities, distribution partners and key customers. These relationships have been inventoried, and we are now assessing the risks relating to these relationships. We believe that certain of these relationships are of significant importance to our future operations. We have contacted our significant suppliers and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We do not currently have reason to believe that any such third parties have significant internal Year 2000 problems that will not remediated.* However, in the event any such third parties were to have an unremediated Year 2000 problem, it could have a material adverse effect on our business, financial condition or results of operations.


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  Customer Purchasing Patterns
  ----------------------------

  We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness or defer purchases of new systems to avoid encountering additional unforeseen Year 2000 problems. Additional short-term expenditures for remediation of existing Year 2000 problems may result in reduced funds available to purchase products such as those offered by Seagate Software, which could have a material adverse effect on our business, operating results or financial condition.*

  We believe that a most likely worst case Year 2000 scenario would result in a disruption of infrastructure, including the possible loss of power and disruption of transportation systems. We believe that no effective contingency planning for such disruption is possible. We also believe that additional elements of the most likely worst case Year 2000 scenario include the loss of fulfillment services, banking services, and/or distribution services. Although discussions of contingency planning for these problems has begun, no contingency plan is yet in place. We currently expect to complete contingency planning by September 30, 1999.* We could experience material adverse effects on our business if we fail to successfully implement a contingency plan. Those material adverse effects could include delays in the delivery or sale of our products.


Factors Affecting Future Operating Results

Risks from the Contribution of our Network & Storage Management Group

  Seagate Technology consolidated its software businesses into a single entity called Seagate Software in 1996. Seagate Software's business currently consists of two primary divisions, NSMG and the Information Management Group. Seagate Software announced on October 5, 1998 that it will contribute NSMG to New Veritas. Seagate Software and Seagate Software optionees who will become employees of New Veritas will receive approximately 40% of the fully-diluted equity in New Veritas.

  Seagate Software faces a number of risks prior to and after the closing of the contribution of NSMG to New Veritas including:

  . our management personnel may be distracted from day to day operations by the transaction;

  . employees of the Information Management Group may be distracted by concerns about whether we will continue to operate that business or spin it off;

  . NSMG's customers may delay or cancel orders due to uncertainty about the transaction;

  . the ongoing original equipment manufacturer ("OEM") relationship between NSMG and Seagate Technology's tape drive operations may be disrupted;


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  . we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing and may not be able to benefit from future opportunities in that market;

  . we will not have control over the management of New Veritas, although initially we will have two representatives on its board of directors;

  . we will only be permitted to sell our interest in New Veritas in limited increments in compliance with certain SEC rules or to bear the expense in filing a registration statement; and

  . our Information Management Group has shared certain employees with NSMG who have provided accounting, legal, information technology, and other services to us. Many of these employees will become employees of New Veritas. The Information Management Group may experience delay and difficulty in conducting its day to day operations until replacement services have been fully implemented.

Potential Fluctuations in Annual and/or Quarterly Operating Results

  We often experience a high volume of sales at the end of our fiscal quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our actual sales. If this were to happen, we would not be able to reduce these costs and, consequently, our net income would be reduced or our net loss increased.* In addition, our operating results have been and may, in the future, be subject to significant quarterly fluctuations as a result of a number of other factors including:

  . the timing of orders from and shipment of products to major customers, primarily distributors such as Ingram Micro Inc. ("Ingram");

  . our ability to develop, introduce, and market new products and product enhancements in a timely fashion, particularly with respect to Seagate Backup Exec, Seagate Info and Seagate Crystal Reports;

  .  changes in the prices of our products and our competitors' products;

  . our customers' preference for competing technologies in lieu of our products such as Seagate Backup Exec, Seagate Info and Seagate Crystal Reports;

  . our inability to reduce our costs in relation to our revenues (because we ship our products shortly after we receive orders and operate with no backlog);

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and

  .  competition and consolidation in our industry.


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

Revenue Concentration

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

  We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future.* Sales to a small number of customers generate a disproportionate amount of our revenues. For example, Seagate Software derived 21% of its revenues from sales to Ingram in the six months ended January 1, 1999. If Ingram, or any other significant customer, reduces its purchases from us, our business, financial condition, and results of operations would be materially adversely affected unless we substantially increased sales to other customers. Because our contracts with Ingram (or any other customer) do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase our products at their current levels.

Reliance on Sales Staff, Channel Partners and Strategic Relationships

  We sell and support our products through: our sales staff, third party distributors, and OEMs. We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products to be a part of Microsoft's products.* If Microsoft reduces the nature and quantity of its relationship with us, our business, operating results and financial condition would be materially adversely affected.

  We have made significant expenditures in recent years to expand our sales and marketing force. We intend to continue to expand our Information Management Group sales and marketing force after the closing of the contribution of NSMG to New Veritas.* Our future success will depend in part upon the productivity of our Information Management Group sales and marketing force.* During the second quarter of fiscal 1999, we experienced significant turnover in our Information Management Group's sales personnel management. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success.* We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in
accordance with our plans.   Even if we hire and train sufficient numbers of
sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenue to exceed these costs. In the event that the contribution of NSMG to New Veritas does not close, we would also continue to expand NSMG's sales and marketing force.*

  We generate a substantial portion of our revenue by selling our products to distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

generally can carry and sell product lines that are competitive with ours. Because OEMs and distributors carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors and OEMs are also generally entitled to terminate their relationship with us without cause. Our business, financial results and operating condition would be materially adversely affected if some or all of our current distributors and OEMs discontinued selling our products and we failed to find comparable replacements.*

New Product Development and Technological Change

  Our products are used in combination with other software and computer hardware systems. The market for our products is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions. Our future success will therefore depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.*

  If we do not respond to changing market conditions and customer requirements by developing and introducing new products in a timely manner, then our business, operating results or financial condition could be materially adversely affected.*

  Competition

  Our industry, including the business intelligence market in which the Information Management Group participates and the network and storage management software market in which NSMG participates, is intensely competitive and is characterized by rapidly changing technology and evolving standards. We expect additional competition from other established and/or emerging companies and as a result of future software industry consolidations.* We expect that our competitors will offer new and existing products at lower prices, if necessary, to gain or retain market share and customers.* We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition.* Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we are able to do.*

  It is possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render our products obsolete and unmarketable.

  In connection with the contribution of NSMG to New Veritas, we have agreed not to re-enter some of the segments in which NSMG participates for a specified period of time. We may not be able to compete effectively with other companies that can offer solutions in the business intelligence software segment and the areas in which we have agreed not to re-enter.*


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  We also face indirect competition from present and potential customers, including Microsoft or other strategic partners, that continuously evaluate whether to develop their own software products and components internally or obtain them from outside sources. If our strategic partners decide to develop the utilities and other products we have in the past provided, it could have a material adverse effect on our business, results of operations and financial condition.*

  There can be no assurance that we will be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.*

Acquisition Related Accounting Charges Will Reduce Our Profits

  We intend to continue our expansion of the Information Management Group through internal growth as well as acquisitions.* Acquisitions involve numerous risks including:

  . the difficulties of integrating the operations and products of the acquired businesses,
  . the potential loss of key employees or customers of the acquired businesses.

  We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs.* For example, we incurred a charge to operations in the fourth quarter of fiscal 1998 of approximately $7 million for the write-off of in-process research and development related to our acquisition of Eastman Software Storage Management Group, Inc.

The Securities and Exchange Commission's Comments Regarding In-process
Research and Development May Result in Restatements of Our Historical Financial Statements

  We have accounted for several of our past acquisitions, including the write-off of in-process research and development activities, in accordance with established accounting practices and based upon expert third party valuations. After the fiscal years in which these transactions occurred, the Securities and Exchange Commission provided additional guidance on the determination of in-process research and development write-offs in a letter dated October 9, 1998 to the American Institute of Certified Public Accountants. In connection with filings with the Securities and Exchange Commission regarding the contribution of the Network & Storage Management Group business to New Veritas and related transactions, the staff of the Securities and Exchange Commission commented upon the application of such additional guidance with respect to our historical financial statements. Until the Securities and Exchange Commission completes its review and its comments have been resolved, any impact from the application of the additional guidance can not be quantified.

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

Risks from International Operations

  We have significant offshore operations including development facilities, sales personnel and customer support operations. Our offshore operations are subject to certain inherent risks including:

  .  fluctuations in currency exchange rates;

  .  lack of acceptance of localized products;

  .  longer payment cycles for sales in foreign countries;


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  .  difficulties in staffing and managing international operations;

  . seasonal reductions in business activity in the summer months in Europe and certain other countries;

  . increases in tariffs, duties, price controls, other restrictions on foreign currencies or trade barriers imposed by foreign countries;

  .  management of an enterprise spread over various countries;

  .  the burden of complying with a wide variety of foreign laws; and

  .  political unrest, particularly in areas in which we have facilities.

  These factors could have a material adverse effect on our business, operating results and financial condition in the future.

  Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products.* We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia and the Far East, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:*

  . the impact of currency fluctuations on the relative price of Seagate Software's products,

  . restrictions on government spending imposed by the International Monetary Fund in those countries receiving the International Monetary Fund's assistance,

  . customers' reduced access to working capital to fund software purchases, such as our products, due to:

       .  higher interest rates,

       . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition, or

       .  the inability to access other financing

Dependence on Proprietary Technology

  Our success will be heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  .  patents,

  .  copyrights,

  .  trademarks and trade secret rights,

  .  confidentiality procedures,

  .  employee and third party nondisclosure agreements, and

  .  licensing restrictions.

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

  .  require costly litigation to resolve,

  .  absorb significant management time, or

  .  require us to enter into unfavorable royalty or license agreements.

Software Product Errors or Defects


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  Software products as complex as those we offer frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, our products may contain defects or software errors.* If our products have errors, they could:

  .  cause a negative customer reaction that could reduce future sales;

  .  generate negative publicity regarding Seagate Software and our products;

  .  harm our reputation;

  .  reduce or limit customer's adoption of our products;

  .  require us to make extensive changes to the product; or

  . result in customers' delaying their purchase until the errors or defects have been remedied, which would cause our revenues to be reduced or delayed.

  Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future federal, state or local laws or ordinances or unfavorable judicial decisions may make these provisions ineffective.* Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgement, which could have a material adverse effect upon our business, operating results or financial condition.*

Dependence on Key Personnel

  Our future performance depends to a significant degree upon the continued service of our key members of management as well as marketing, sales, and product development personnel.* The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition.* We believe our future success, particularly with respect to the Information Management Group after the contribution of NSMG to New Veritas, will also depend in large part upon our ability to attract and retain highly skilled management, marketing, sales, and product development personnel.* We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.

Facing Risks of Litigation

  We are subject to litigation arising in the ordinary course of our business. While we believe that the ultimate outcome of these actions will not have a material adverse effect on us, the outcome of these actions is not determinable, and negative outcomes may adversely effect our financial position, liquidity, or results of operations. See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

Risks from Conversion to Single European Currency.

  On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency. On that day the Single European Currency became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Single European Currency. Companies operating in or conducting business in these countries, will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Single European Currency.

  We are still assessing the impact that the introduction and use of the Single European Currency will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that introduction and use of the Single European Currency will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs.* While we will continue to evaluate the impact of the Single European Currency introduction over time, based on currently available information, we do not believe that the introduction of the Single European Currency will have a material adverse impact on Seagate Software's financial condition or overall trends in results of operations, nor have the introduction and use of the Single European Currency had such effects to date.*

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  Foreign Currency Risk.   The local currency is the functional currency for
Seagate Software's foreign operations. Gains and losses on translation into U.S. dollars of foreign operations are recorded as a separate component of stockholders' equity. Foreign currency fluctuations have not had a significant effect on Seagate Software's results of operations, and Seagate Software does not engage in foreign currency hedging programs.

  Interest Rate Risk.   Seagate Software's exposure to market risk for changes
in interest rates relates primarily to Seagate Software's borrowings under a Revolving Loan Agreement between Seagate Software and Seagate Technology. Seagate Software pays interest to Seagate Technology at the LIBOR rate plus 2% per annum on such borrowings (7.063% at January 1, 1999). Seagate Software typically uses available cash in excess of amounts required for operating activities to pay amounts due under the Revolving Loan Agreement. Accordingly, Seagate Software has not had a significant level of funds available for investment purposes. Interest rate fluctuations have not had a significant effect on Seagate Software's results of operations.


-------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  On November 10, 1997, Vedatech Corporation commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd., our wholly owned subsidiary, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Seagate Software's products and seeking monetary and injunctive relief. No specific damage amount has yet been claimed. We have hired local counsel in the U.K., reviewed documents and conducted interviews. We filed an initial response in the U.K. court on January 13, 1998 and is now in the discovery process.

  Furthermore, on December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz county, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleges that a Seagate Software officer agreed to sell him a division of our Network & Storage Management Group business. No specific damage amount has yet been claimed. Seagate Software is in the initial stages of internal investigation relating to these claims.

  Seagate Software believes these complaints have no merit and intends vigorously to defend these actions. However, if unfavorable outcomes were to arise, there can be no assurance that such outcomes would not have a material adverse effect on Seagate Software's liquidity, financial position, or results of operations.

  In addition to the foregoing, Seagate Software is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on Seagate Software's financial position, liquidity, or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

The following exhibits are included herein:

27.1      Financial Data Schedule

(b)   Reports on Form 8-K

      A report on Form 8-K was filed with the Securities and Exchange Commission on October 20, 1998 regarding the agreement of Seagate Technology, Seagate Software, Veritas Software Corporation and Veritas Holding Corporation to contribute Seagate Software's Network & Storage Management Group business and Veritas Software Corporation's business to Veritas Holding Corporation.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE SOFTWARE, INC.
                            ----------------------
                                 (Registrant)



DATE: February 11, 1999                BY:  /s/  Terence R. Cunningham
                                           ___________________________
                                           TERENCE R. CUNNINGHAM
                                           President and Chief Operating Officer



DATE: February 11, 1999                BY:   /s/  Ellen E. Chamberlain
                                           ___________________________
                                           ELLEN E. CHAMBERLAIN
                                           Senior Vice President, Treasurer
                                           and Chief Financial Officer

                            SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS



  Exhibit
  Number
  _______

  27.1     Financial Data Schedule