Form 10-K/A
period 1998-07-03
SEAGATE SOFTWARE INC
filed 1999-04-16
CIK 1046389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                AMENDMENT NO. 1


                                       TO


                                  FORM 10-K/A


     (MARK ONE)

     [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 3, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23169

                             SEAGATE SOFTWARE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                  DELAWARE                                      77-0397623
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

               915 DISC DRIVE                                      95066
          SCOTTS VALLEY, CALIFORNIA                             (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (831) 438-6550
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
  SERIES A PREFERRED STOCK, $.001 PAR VALUE PER SHARE COMMON STOCK, $.001 PAR
                                VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]


     The aggregate market value of the Common Stock held by non-affiliates of the registrant as of July 3, 1998 was $4,705,604. Shares of Common Stock held by each officer, each director, and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of July 3, 1998 was 975,567.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

CERTAIN FORWARD-LOOKING INFORMATION


     The information contained in this Form 10-K/A includes forward-looking statements. Since this information is based on current expectations that involve risks and uncertainties, actual results could differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Software, Inc. (the "Company" or "Seagate Software") that could cause such material differences are identified in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results" contained in Item 7 of this Form 10-K/A. Certain sections of this Form 10-K/A have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.


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

PRODUCTS

     Seagate Software offers a breadth of BI and network and storage management products featuring EIM functionality:

  EIM PRODUCTS FOR BUSINESS INTELLIGENCE

     - Seagate Crystal Reports for Microsoft BackOffice(TM) -- Generates a set of top-requested reports to ease systems administration functions for the Microsoft BackOffice family of products.

     - Seagate Crystal Info(TM) -- Provides decision-makers with shared access to reporting and analysis capabilities, so users get fast access to business information without having to interact with the database. Whether using a Web browser or Windows, users can schedule, view and analyze reports and multidimensional OLAP cubes in a secure environment. This product contains an enterprise-friendly multi-tier architecture to lower network traffic and increase user productivity.

     - Seagate Crystal Reports(TM) -- Provides query and report writing functions for Windows. A developer and end-user tool, Seagate Crystal Reports allows users to access most types of PC and structured query language data and design a variety of reports and integrate them into database applications.

     - Seagate Holos(R) -- Provides a flexible OLAP development environment for rapidly delivering a range of applications that focus on key business issues and accurately reflect business processes. These "business-aware" applications allow enterprises to harness and analyze the increasing volumes of data and guide users to the information to improve decision-making.

  EIM PRODUCTS FOR NETWORK AND STORAGE MANAGEMENT

     - Seagate Backup Exec(R) Desktop Editions -- Provides complete plug-and-play backup and restore functions for desktop users running Microsoft Windows NT Workstation, Windows 98, Windows 95, Windows 3.x and DOS.

     - Seagate Backup Exec(R) Server and Enterprise Editions -- Provides a backup and restore solution for server and network users running Novell NetWare, Microsoft Windows NT LANs and workstations.

     - Seagate Backup Exec(R) Storage Migrator -- Facilitates the proactive management of inactive data by migrating it from on-line storage (such as disk drives) to near-line devices (such as optical drives) or to archival storage resources (such as tape devices) over user-defined periods of time through a multi-tier hierarchical storage management ("HSM") application delivering enterprise functionality to client/server environments.

     - Seagate Client Exec(TM) -- Protects critical client data on workstations and laptops. Users receive automatic, regular and transparent protection of their critical data, and administrators have the flexibility to control which users are protected, what type of data is protected and when the protection should occur.

     - Seagate Desktop Management Suite(TM) -- Provides a fully integrated suite of software solutions including network inventory, software distribution, remote control, network backup and software metering.

     - Seagate ExecView(TM) -- Provides an integrated cross-platform storage management console for enterprise networks using Microsoft Windows NT and Novell NetWare. Users can manage both Seagate Backup Exec for NetWare and Seagate Backup Exec for Windows NT servers from a single console.

     - Seagate Manage Exec(TM) -- Centralizes enterprise administration by providing IT professionals with a unique view of servers worldwide and real-time problem analysis through a proactive server health monitoring, alerting and reporting solution.

     - Seagate NerveCenter(R) -- Provides an enterprise-event automation solution for Windows NT and UNIX environments.

     - Seagate WinINSTALL(TM) -- Provides a script-free, automated software distribution tool for 16- and 32-bit applications.

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

     The Company employs a multi-faceted sales strategy. The Company utilizes direct sales forces and certain indirect sales channels, such as distributors and OEM relationships, for sales of its selected products to end users. These distributors and OEMs may also sell other products that are complementary to or compete with those of the Company. The Company provides sales and marketing programs to encourage the sale of its products, but there can be no assurance that its distributors and OEMs will not place a higher priority on competing products. Agreements with its distributors and OEMs are generally non-exclusive and may be terminated by either party without cause. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Factors Affecting Future Operating Results."

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

COMPETITION

     The business intelligence and network and storage management software markets in which the Company competes are comprised of numerous competitors, and the Company expects competition to increase.* The Company has recently experienced increased competition from additional entrants into its markets, including companies that specialize in the development, marketing and support of information management and network and storage management software products. Many of the Company's current and prospective

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are
 cautioned that other sections and other sentences not so identified may also contain forward-looking
 information.

competitors have significantly greater financial, technical and marketing resources than the Company. In addition, many prospective customers may have the internal capability to implement solutions to their problems.

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

ITEM 2. PROPERTIES

     Seagate Software's executive offices are located in Scotts Valley, California. Principal facilities are located in Florida, California, Canada and the United Kingdom. A major portion of the Company's facilities are occupied under leases that expire at various times through 2008. The following is a summary of square footage leased by the Company:

                                   FACILITIES

                                                                 TOTAL
                          LOCATION                            SQUARE FEET
                          --------                            -----------
North America
  California
     Central California.....................................      53,429
     Northern California....................................      16,084(1)
  Colorado..................................................      18,348
  Mid-Continent.............................................       7,607
  Northeast USA.............................................      33,428
  Southeast USA.............................................     121,112(2)
  Other USA.................................................       5,481(3)
  Canada....................................................     140,044
                                                               ---------
          Total North America...............................     395,533
Europe
  England...................................................      39,141
  Germany...................................................       6,858(4)
  Other Europe..............................................      10,379
                                                               ---------
          Total Europe......................................      56,378
Asia
  Australia.................................................      11,233
  Japan.....................................................       6,938
  Hong Kong.................................................       2,206
  Other Pacific Rim.........................................       3,885
                                                               ---------
          Total Asia........................................      24,262
                                                               ---------
          Total.............................................     476,173
                                                               =========

---------------
(1) Excludes approximately 44,361 square feet of space leased to others.

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


     The consolidated financial data with respect to the fiscal years ended July 3, 1998, June 27, 1997 and June 28, 1996 are derived from the audited Consolidated Financial Statements of the Company that are included or incorporated by reference in this Form 10-K/A. The consolidated financial data set forth below with respect to the fiscal years ended June 30, 1995 and July 1, 1994 are derived from the Consolidated Financial Statements of the Company that are not included in this Form 10-K/A. The following data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K/A and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



                                                           FISCAL YEAR ENDED
                                        -------------------------------------------------------
                                        JULY 3,     JUNE 27,    JUNE 28,    JUNE 30,    JULY 1,
                                          1998        1997        1996        1995       1994
                                        --------    --------    --------    --------    -------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Revenues..............................  $293,226    $216,950    $141,586    $92,796     $30,696
Gross profit..........................   242,766     169,161     112,567     70,417      23,556
Income (loss) from operations.........     6,125     (60,296)   (137,806)   (80,166)    (11,068)
Net loss..............................    (9,270)    (53,963)   (129,668)   (82,864)     (6,884)
Net loss per common share (basic and
  diluted)............................    (56.33)    (796.93)
Total assets..........................   138,997     147,331     201,598    101,928      20,854
Stockholders' equity..................  $ 57,106    $ 63,355    $115,602    $47,215     $ 6,978
Weighted average common shares
  outstanding.........................   164,571      67,714


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION


     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Seagate Software and contained elsewhere in this Form 10-K/A are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Liquidity and Capital Resources" and "Factors Affecting Seagate Software's Future Operating Results". Certain sections in this Form 10-K/A have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.


OVERVIEW

     Seagate Software develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 40 offices and operations in 17 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 3, 1998, the Parent Company and one of its subsidiaries held 99.7% of Seagate Software's outstanding capital stock. On a fully converted basis the outstanding minority interests of Seagate Software amounted to approximately 17.8%, which consisted of common stock and options to purchase its common stock issued pursuant to the 1996 Stock Option Plan (the "Option Plan") and common stock subject to repurchase. Such options and stock are held by certain current and former employees, directors and consultants of Seagate Software and Seagate Technology.

     Seagate Software was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to Seagate Technology's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, Seagate Technology acquired eight software companies, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. in a transaction accounted for as a pooling-of-interests. In connection with the merger, Seagate Technology purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. ("Arcada") for $85.1 million, which resulted in allocations to goodwill and other intangibles for $47.4 million, write off of in-process research and development of $43.9 million and a deferred tax liability of $6.3 million.

     In April 1996, the Parent Company consolidated its software operations into Seagate Software. In June 1998, the Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. , a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash which resulted in allocations to goodwill and other intangibles of $3.2 million and a write off of in-process research and development of $6.8 million. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in Seagate Software's operations since the acquisition was completed.


     Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 ended on July 3, 1998, fiscal 1997 ended on June 27, 1997 and fiscal 1996 ended on June 28, 1996. Fiscal 1998 was comprised of 53 weeks and fiscals 1997 and 1996 were comprised of 52 weeks. All references to years in this Form 10-K/A represent fiscal years unless otherwise noted.

BUSINESS COMBINATIONS


  Valuation Methodology

     In accordance with the provisions of APB Opinion 16, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributed to incomplete research and development projects that should be expensed according to the requirements of Interpretation 4 of SFAS No. 2.

     Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Network & Storage Management Group's intentions for future use of the acquired assets, and (iii) analysis of data available concerning Arcada's products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Network & Storage Management Group and Arcada operate was also considered in the valuation analysis.

     Specifically, purchased research and development ("purchased R&D") was identified and valued through extensive interviews and discussions with the Network & Storage Management Group and Arcada management and the analysis of data provided by Arcada concerning Arcada's developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects.

ARCADA SOFTWARE, INC.

  Overview

     As of the acquisition date, Arcada had spent a significant amount of money on research and development related to the re-development efforts to add features and utilities to the Desktop, NetWare and Windows NT products such as disk grooming, hierarchical storage management, upgraded graphical user interfaces, file and server replication, and server mirroring in order to continue to meet increasingly complex user needs.

     In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate purchased existing products from Arcada, since the majority of the original underlying code and base technology for the NetWare and Windows NT product families was completed in the 1990 time frame, the technologies, as of the date of valuation, were desperately in need of, and therefore, as mentioned above, was undergoing significant re-development.

  Assumptions

     Revenue

     Future revenue estimates were generated for the following product families:
(i) Desktop, (ii) NetWare, and (iii) Windows NT. Aggregate revenue for Arcada products was estimated to be approximately $94 million for the ten and one-half months ending December 31, 1996. Revenues were estimated to increase to approximately $161 million and $233 million for calendar years 1997 and 1998 when most of the in-process projects were expected to be complete and shipping. Thereafter, revenue was estimated to increase at rates ranging from 35% to 40% for calendar years 1999 through 2002. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues, (iii) growth rates for the storage management software market,
(iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules,
(vi) product sales cycles, and (vii) the estimated life of a product's underlying technology. The estimated product development cycle for the new products ranged from 12 to 18 months.

     Operating expenses

     Operating expenses used in the valuation analysis of Arcada included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both Seagate Software and Arcada's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

     Cost of goods sold. Cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies ranged from approximately 5% to 30% (30% for Desktop, 10% for NetWare, and 5% for Windows NT). Seagate Software's cost of goods sold was 20% for fiscal 1996, 22% for fiscal 1997, and 17% for fiscal 1998.

     General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies ranged from 12% in calendar 1996 to 8% in calendar 1998 and beyond.

     Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 30% throughout the estimation period.

     Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 5% of revenue for the developed technologies and 3% of revenue for the in-process technologies throughout the estimation period.

     In addition, as of the date of acquisition, Seagate Software management anticipated the costs to complete the Desktop, NetWare, and Windows NT technologies at approximately $6.8 million, $4.5 million, and $7.5 million, respectively. Since the acquisition date, all projects originally acquired from Arcada were commercially released prior to the end of the fourth quarter of fiscal 1997.

     Effective tax rate

     The effective tax rate utilized in the analysis of developed and in-process technologies was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

     Discount rate

     The discount rates selected for Arcada's developed and in-process technologies were 15% and 17.5%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (approximately 13% to 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18%). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

     EASTMAN SOFTWARE STORAGE MANAGEMENT GROUP.

  Overview

     Eastman Software SMG's two primary products are OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, Seagate will be able to convert their Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, the Company abandoned the AvailHSM product and technology due to dated features and functionality; the valuation analysis did not include a fair value for the AvailHSM product.

     As for OPEN/stor at the date of acquisition, the Company planned to phase out the product over the following 12 to 15 months. Seagate's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion.

     In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate purchased existing products from Eastman, the existing products did not operate on a stand-alone basis. Therefore, as mentioned above, all of the original underlying code and base technology for the next generation products were in the process of being completely re-written as date of valuation.

  Assumptions

     Revenue

     Future revenue estimates were generated for the following technologies: (i) OPEN/stor, (ii) Sakkara, and (iii) Phoenix. Aggregate revenue for existing Eastman products was estimated to be approximately $167,000 for the one month ending June 30, 1998. Revenues were estimated to increase to approximately $3.9 million and $7.1 million for fiscal years 1999 and 2000 when most of the in-process projects were expected to be complete and shipping. Thereafter, revenue was estimated to increase at rates ranging from 20% to 30% for fiscal years 2001 through 2006. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues,
(iii) growth rates for the storage management software market, (iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and
(vii) the estimated life of a product's underlying technology.

     Operating expenses

     Operating expenses used in the valuation analysis of Eastman included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both Seagate and Eastman's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

     Cost of goods sold. Cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 5% throughout the estimation period. Seagate Software's cost of goods sold was 20% for fiscal 1996 and 22% for fiscal 1997.

     General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 10% throughout the estimation period.

     Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 27% throughout the estimation period.

     Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 5% of revenue for the developed and in-process technologies throughout the estimation period.

     In addition, as of the date of acquisition, Seagate Software's management anticipated the costs to complete the in-process technologies at approximately $1.8 million.

     Effective tax rate

     The effective tax rate utilized in the analysis of developed and in-process technologies was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

     Discount rate

     The discount rates selected for Eastman's developed and in-process technologies were 15% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (approximately 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18%). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

CALYPSO SOFTWARE SYSTEMS, INC.

     Calypso is a software developer in the enterprise network/system management market. Calypso provides software which is designed to enable companies to automate the management of their distributed applications. At the date of acquisition, Calypso had two main products: Maestro Vision ("Maestro") and Atrium Extendible Management System ("EMS") for Spectrum. Both existing products, as of the acquisition date, were planned to be phased out over the following 24 months. Calypso, at the acquisition date, was in the process of developing the next generation Atrium EMS product that can be sold stand-alone. Both Maestro and Atrium EMS for Spectrum were originally designed for use only on certain system platforms, Cabletron and Spectrum, respectively. However, Atrium EMS (stand-alone) would allow systems managers on any system platform to distribute software; monitor CPU, memory, and operating system administration; manage applications, file systems, and print services; and perform UNIX and NT system administration.

     As of the date of acquisition, Calypso had undergone or was in the process of undergoing the re-write of code in C+, adding navigator capabilities, developing web server and browser interoperability, developing CORBA interoperability, and developing Network OLE/COM interoperability for Atrium EMS (stand-alone). The estimated cost to complete, at the date of acquisition, was approximately $750,000. These in process research and development projects were successfully completed prior to a restructuring of operations in the third quarter of fiscal 1997. As a result of this restructuring and a change in Seagate Software's strategic direction, in the first quarter of fiscal 1998 Seagate Software disposed of all the developed and in process technologies originally acquired from Calypso.

ONDEMAND SOFTWARE, INC.

     OnDemand develops and markets electronic software distribution products involved in network management in the client/server environment. OnDemand's flagship product is WinINSTALL. As of the date of acquisition, OnDemand was in the process of developing the next generation of WinINSTALL Version 6.0. A significant feature of Version 6.0 (not available by any competitive product) was a rollback with clone capability, which would allow the user to selectively return a PC to a previous state upon installation failure or upon user demand. In order for WinINSTALL Version 6.0 to become a commercially viable product, OnDemand, as of the valuation date, had undergone or was in the process of undergoing significant development efforts, including
(i) developing rollback facilities, including clone capability, (ii) expanding global editor to be included in the WinINSTALL registry file, (iii) improving WinINSTALL Remote to ease package generation and distribution, (iv) adding a feature that would allow optional electronic mail notification on installation failure and on installation refusals due to reaching license limitations, and
(v) expanding copy options and interactive install displays, adding substitution variables, and allowing version control of backup files.

     As of the date of acquisition, Seagate Software management anticipated the costs to complete WinINSTALL Version 6.0 at approximately $920,000. Since the acquisition date, the acquired in-process research and development from OnDemand has been completed and the related products have been released prior to the end of fiscal 1997.


     HOLISTIC SYSTEMS LTD. Holistic's sole software product is Holos -- a product that enables users to develop and utilize the wide variety of applications found in large scale management information systems. As of the date of acquisition, Holistic was in the process of developing the next generation of Holos, version 6.0, which was planned for release during the summer of 1997.

     As of the date of acquisition, Holistic had undergone or was in the process of undergoing the re-write of the front-end code of the system from C to C++, the re-write of the back-end code of the system in C, and the creation of the Holos product to be object oriented. The estimated cost to complete, at the date of acquisition, was approximately $3.5 million.

     Since the acquisition date, the project originally acquired from Holistic was commercially released as planned, fourth quarter of fiscal 1997.

RESTATEMENT OF FINANCIAL STATEMENTS


     Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from the related software. Using this method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years. The effect of this adjustment on previously reported consolidated financial statements as of and for the years ended July 3, 1998 and June 27, 1997 is as follows (in thousands except per share amounts):

                                                          AS REPORTED                    AS RESTATED
                                                  ----------------------------   ----------------------------
                                                  JULY 3, 1998   JUNE 27, 1997   JULY 3, 1998   JUNE 27, 1997
                                                  ------------   -------------   ------------   -------------
Amortization of goodwill........................   $  15,421       $  27,202      $  16,201       $  23,465
Income (loss) from operations...................       6,905         (64,033)         6,125         (60,296)
Net income (loss)...............................      (8,490)        (57,700)        (9,270)        (53,963)
Basic and diluted (loss) per share..............      (51.59)        (852.11)        (56.33)        (796.93)
Goodwill and other intangible assets, net.......      53,879          75,306         56,836          79,043
Accumulated deficit.............................    (289,175)       (280,685)      (286,218)       (276,948)


FISCAL YEAR 1998 VERSUS FISCAL YEAR 1997


     REVENUES. Total revenues increased 35% to $293,226,000 in 1998 from $216,950,000 in 1997. License revenues grew 33% to $243,285,000 in 1998 from
$183,556,000 in 1997 due primarily to increased sales of

Seagate Backup Exec, the Network & Storage Management Group business's leading storage management product featuring backup and restore solutions for Microsoft's Windows NT Server and Windows NT Workstation operating systems. License revenue growth was also due to increased sales of Seagate Crystal Reports and Seagate Crystal Info, the Information Management Group's leading business intelligence products featuring enterprise report writing and scheduling technologies. Seagate Software continued to expand both its indirect and direct sales channels. Indirect revenues, which include distribution and OEM sales, increased 37% to $203,273,000 in 1998 from $147,991,000 in 1997 while direct revenues, which include corporate licensing and other direct sales to users, increased 30% to $89,953,000 in 1998 from $68,959,000 in 1997. Revenues increased within the Americas 30% to $198,820,000 in 1998 from $153,368,000 in 1997 and internationally 48% to $94,407,000 in 1998 from $63,582,000 in 1997, which was due in part to Seagate Software's continued expansion of its European distribution channel. Revenues from Seagate Technology decreased 5% primarily due to fewer unit shipments to Seagate Technology's OEM tape drive operations. Total maintenance, support and other revenues grew 61% to $44,472,000 in 1998 from $27,632,000 in 1997 primarily due to increases in the sales of maintenance agreements and training and consulting services resulting from a larger installed customer base.

     During 1998 Seagate Software generated export revenues from the United States of approximately $66,250,000. Revenues and expenses from Seagate Software's operations outside of the Americas were approximately $26,809,000 and $52,143,000, respectively, as translated to the U.S. dollar from foreign currencies. The principal currency for such operations is the British pound. Seagate Software believes that its exposure to foreign currency fluctuations is not material and does not engage in foreign currency hedging programs.*

     COST OF REVENUES. The decrease in the cost of license revenues to $16,963,000 in 1998 from $17,535,000 in 1997, representing 7% and 10% of related license revenues, respectively, and the decrease in the cost of license revenues from Seagate Technology was due primarily to reductions in product packaging and documentation costs resulting from a shift in mix to CD-ROMs from disks and increased sales of higher-margin server products. The increase in the cost of maintenance, support and other revenues to $19,687,000 in 1998 from $6,560,000 in 1997, representing 44% and 24% of related service revenues, respectively, was primarily due to expansion of Seagate Software's professional services workforce necessary to support the growth in training and consulting revenues. The lower service revenue margins in 1998 were primarily due to increased spending for additional personnel and new facilities to support higher levels of customer support services, such as training, consulting and preferred technical support. The decrease in the amortization of developed technology to $13,271,000 in 1998 from $21,860,000 in 1997, representing 5% and 10% of total revenues, respectively, was primarily due to write-downs of certain developed technologies amounting to approximately $6,918,000 during 1997 as a result of asset values that had become impaired based on reductions in estimated future cash flows.

     Unamortized software costs for developed technology were reviewed under the guidance of SFAS No. 86 for potential impairment. Seagate Software compares the undiscounted future cash flows on a product by product basis to the unamortized costs including goodwill. Unamortized costs, including goodwill, in excess of undiscounted future cash flows are recorded as an impairment loss. Impairment losses in 1997 were caused by a number of factors including Seagate Software's business decision to stop selling products or technologies such as DOS, new acquisitions, or new product designs. Additionally in 1997, Seagate Software incurred a write-off related to the decision to close down and sell one of its acquisitions, Calypso Software Systems, Inc. The write-off was to the expected net realizable value. Seagate Software is not currently generating any revenues from any products for which the related developed technology has been impaired.

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are
 cautioned that other sections and other sentences not so identified may also contain forward-looking
 information.

     SALES AND MARKETING. The increase in sales and marketing expenses to $129,343,000 in 1998 from $107,706,000 in 1997, representing 44% and 50% of total revenues, respectively, was primarily due to expansion of Seagate Software's sales force and increases in advertising, promotion, including allocations from Seagate Technology for the proportional cost of television and newspaper advertisements and technical support costs necessary to support revenue growth. Such increases were partially offset by reductions in workforce in 1997 within the Network & Storage Management Group business unit due to facility consolidations.

     RESEARCH AND DEVELOPMENT. The increase in research and development expenses to $47,173,000 in 1998 from $42,842,000 in 1997, representing 16% and 20% of total revenues, respectively, was primarily due to increases in personnel and related expenses, new product development and localization costs, partially offset by facility consolidations and reductions in workforce in 1997 within the Network and Storage Management Group business unit.

     GENERAL AND ADMINISTRATIVE. The increase in general and administrative expenses to $37,124,000 in 1998 from $36,861,000 in 1997, representing 13% and
17% of total revenues, respectively, was primarily due to increases in personnel and related expenses and legal costs, partially offset by facility consolidations and reductions in workforce in 1997 within the Network & Storage Management Group business unit.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. As a result of its acquisitions, Seagate Software has acquired a number of projects and products that were considered in-process research and development on the date of acquisition. Seagate Software determined that purchased in-process technology had not reached technological feasibility as no working model or detail program design existed at the time of purchase, and no alternative uses had been identified. Accordingly, in-process research and development was expensed when acquired. During 1998, $6,800,000 of in-process research and development was written off in connection with the purchase of Eastman Software Storage Management Group, Inc. During 1997, total write-offs of in-process research and development were $2,613,000. Seagate Software incurred this charge in connection with additional amounts paid with respect to the June 1996 acquisition of Holistic Systems, Ltd. ("Holistic").

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. The decrease in the amortization of goodwill and other intangibles to $16,201,000 in 1998 from $23,465,000 in 1997, representing 6% and 11% of total revenues, respectively, was primarily due to decreases in amortization expense based on lower levels of intangible assets and write-downs and write-offs of the carrying value of developed technology of approximately $1,900,000 in 1998 versus $6,173,000 in 1997 as a result of asset values that had become impaired based on reductions in estimated future cash flows.

     Long-lived assets other than developed technology, including associated goodwill, are assessed for impairment under the guidance of Statement of Financial Accounting Standards Board No. 121 ("SFAS 121"), and any write-offs or write-downs are included in amortization of goodwill and other intangibles. Goodwill not within the scope of SFAS 121 is assessed for impairment under the guidance of Accounting Principles Board No. 17, and any write-offs or write-downs are also included in amortization of goodwill and other intangibles. Developed technology acquired in business combinations is assessed for impairment under the guidance of Statement of Financial Accounting Standards Board No. 86, and any related write-offs or write-downs are included in costs of revenues. During fiscal 1997 and 1998, Seagate Software recorded impairment charges for write-offs and write-downs of acquired intangible assets and goodwill, exclusive of amounts relating to developed technology included in costs of revenues, as follows:

     In 1997, Seagate Software determined that it would abandon and discontinue selling substantially all of the current and future products and technologies obtained in the 1994 acquisition of Palindrome Corporation in favor of selling and supporting the current and future products and technologies obtained in the 1996 acquisition of Arcada Holdings, Inc. Additionally, in 1997, Seagate Software decided to close down and sell Calypso Software Systems, Inc. and to abandon and discontinue sales of the developed and future DOS products and technologies acquired from Frye Computer Systems, Inc. In connection with these determinations, Seagate Software recorded impairment charges to write-off and write-down goodwill amounting to approximately $6.2 million.

     In 1998, Seagate Software capitalized the acquired assembled workforce in most of its acquisitions. When Seagate Software reviews the carrying value of its intangibles, if there remains less than 5% of the original assembled workforce the related intangible assets is deemed impaired. In fiscal 1998, Seagate Software wrote-off a total of $1.9 million relating to the capitalized assembled workforces and the associated goodwill for Network Computing, Inc., Netlabs, Inc. and Creative Interaction Technologies, Inc. because less than 5% of the original assembled workforces remained.

     RESTRUCTURING. Restructuring charges were $2,524,000 in 1997, representing 1% of total revenues. The restructuring charges were incurred as a result of reorganizations and closures within the Network & Storage Management Group unit for the reduction of personnel, write-off or write-down of equipment, intangibles and other assets, closure of duplicate facilities, fees for legal and accounting services, contract cancellations and other related expenses.

     UNUSUAL ITEMS. Unusual items of $13,446,000 were recognized during 1997, representing 6% of total revenues. In connection with the June 1996 acquisition of Holistic, $18,000,000 of funds were placed in escrow pending the outcome of certain purchase price contingencies. Prior to the expiration of the contingency period, Seagate Software elected to release the funds to the Holistic shareholders even though certain contingencies had not been met. Of the $18,000,000 total contingency payment, the Company recorded $13,446,000 as compensation expense for amounts paid to former Holistic shareholders who were employees of Seagate Software and recorded the remaining $4,554,000 paid to non-employee shareholders as additional purchase price.

     Seagate Software released the funds prior to the expiration of the contingency period, because in order to position the Information Management Group business unit for future growth and product development, Seagate Software needed to begin an aggressive plan to integrate the operations of Holistic. These activities resulted in the diversion of the attention of certain Holistic employees from their responsibilities at Holistic. As such, Holistic's ability to achieve the purchase price contingencies necessary to trigger the $18,000,000 contingency payment was impaired. Seagate Software believed that the Holistic employees should not be penalized, because they had sacrificed achievement of their individual goals in order to meet the overall needs of Seagate Software. Accordingly, Seagate Software elected to make the full payment of $18,000,000.

     INTEREST AND OTHER, NET. Total interest and other, net decreased to a net expense of $10,000 in 1998 from a net expense of $2,381,000 in 1997, representing 0% and 1% of total revenues, respectively. The decrease in interest and other, net was primarily due to lower interest expense on a lower level of outstanding borrowings from Seagate Technology and an increase in foreign exchange gains.

     INCOME TAXES. Seagate Software recorded a $15,385,000 provision for income taxes at an effective rate of 252% in 1998 compared with a $8,714,000 benefit from income taxes at an effective rate of 14% for 1997. The effective rate used to record the provision for income taxes in 1998 was greater than the statutory rate primarily due to foreign tax rates that were in excess of the U.S. statutory tax rate, increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes. The effective rate used to record the benefit from income taxes in 1997 was less than the statutory rate primarily due to increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes.

FISCAL YEAR 1997 VERSUS FISCAL YEAR 1996

     REVENUES. Total revenues increased 53% to $216,950,000 in 1997 from $141,586,000 in 1996. The increase in licensing revenues was due in part to growth in the market for business intelligence and information technology infrastructure management software products and related services, expansion of Seagate Software's European distribution channels and market demand for Network & Storage Management Group's Seagate Backup Exec, a storage management product that supports Microsoft's Windows NT operating system. The increase in maintenance, support and other revenues was due in part to higher training and consulting revenues resulting from a larger customer base. Additionally, the 1997 results included a full year of operations for the 1996 acquisitions of OnDemand Software, Inc. ("OnDemand") and Holistic. These 1996 acquisitions accounted for increases in licensing, licensing from Seagate Technology and maintenance, support and other revenues of approximately $26,039,000, $842,000 and $14,758,000, respectively, in 1997 as compared with 1996.

     During 1997 Seagate Software generated export revenues from the United States of approximately $44,129,000. Revenues and expenses from Seagate Software's operations outside of the Americas were approximately $18,896,000 and $23,938,000, respectively, as translated to the U.S. dollar from foreign currencies. The principal currency for such operations is the British pound.

     COST OF REVENUES. The cost of revenues increased to $47,789,000 in 1997 from $29,019,000 in 1996, representing 22% and 20% of total revenues, respectively. The majority of the increase in absolute dollars was due to an increase in the amortization of acquired developed technology due to a higher level of intangible assets and an increase in the Information Management Group's costs related to service revenues and related costs resulting from the inclusion of a full year of operations in 1997 of the 1996 acquisition of Holistic. Additionally, in 1997 Seagate Software wrote off and wrote down certain developed technologies amounting to approximately $6,918,000 as a result of asset values that had become impaired based on Seagate Software's phasing out of certain products.

     In 1997, the unamortized software costs for developed technology were reviewed under the guidance of SFAS No. 86 for potential impairment. Seagate Software compared the net realizable value on a product by product basis to the unamortized costs including goodwill. Impairments were caused by a number of factors including Seagate Software's business decision to stop selling technologies such as DOS, new acquisitions, or new product designs. Additionally in 1997, Seagate Software incurred a write-off related to the decision to close down and sell one of its acquisitions, Calypso Software Systems, Inc. The write-off was to the expected net realizable value.

     SALES AND MARKETING. Sales and marketing costs increased to $107,706,000 in 1997 from $71,129,000 in 1996, representing 50% of total revenues in both periods. The increase in absolute dollars was due to increased personnel, advertising and promotion costs necessary to support revenue growth and the expansion of Seagate Software's European distribution channel. Additionally, the 1997 results included a full year of operations for Seagate Software's 1996 acquisitions compared with a partial year of operations in 1996.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased to $42,842,000 in 1997 from $36,897,000 in 1996, representing 20% and 26% of total revenues, respectively. The increase in absolute dollars was primarily due to increases in personnel and related expenses, new product development and localization costs, partially offset by facility consolidations and reductions in workforce within the Network & Storage Management Group business unit. Additionally, the 1997 results included a full year of operations for Seagate Software's 1996 acquisitions compared with a partial year of operations in 1996.

     GENERAL AND ADMINISTRATIVE. Total general and administrative expenses increased to $36,861,000 in 1997 from $22,852,000 in 1996, representing 17% and 16% of total revenues, respectively. The increase in absolute dollars was primarily due to increases in personnel and related expenses and increases in corporate administrative expenses and information systems necessary to support Seagate Software's growth. Additionally, the 1997 results included a full year of operations for Seagate Software's 1996 acquisitions compared with a partial year of operations in 1996.

     WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT. During 1997, total write-offs of in-process research and development were $2,613,000. Seagate Software incurred this charge in connection with additional amounts paid with respect to the June 1996 acquisition of Holistic. During 1996, total write-offs of in-process research and development were $96,958,000, which resulted from Seagate Software's 1996 acquisitions.

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles increased to $23,465,000 in 1997 from $13,035,000 in 1996, representing 11% and 9% of total revenues, respectively. The increase in absolute dollars was primarily due to increased amortization expense on a higher level of intangible assets and write-downs and write-offs of the carrying value of goodwill and other intangible assets of approximately $10,259,000 based on shortfalls of estimated future cash flows.

     Long-lived assets other than developed technology, including associated goodwill, are assessed for impairment under the guidance of Statement of Financial Accounting Standards Board No. 121 ("SFAS 121"), and any write-offs or write-downs are included in amortization of goodwill and other intangibles. Goodwill not within the scope of SFAS 121 is assessed for impairment under the guidance of Accounting Principals Board No. 17, and any write-downs or write-offs are also included in amortization of goodwill and other intangibles. Developed technology acquired in business combinations is assessed for impairment under the guidance of Statement of Financial Accounting Standards Board No. 86, and any related write-offs or write-downs are included in costs of revenues. During 1997 and 1996, Seagate Software recorded impairment charges for write-off and write-downs of acquired intangible assets and goodwill, exclusive of amounts relating to developed technology included in costs of revenues, as follows:

     In 1997, Seagate Software determined that it would abandon and discontinue selling substantially all of the current and future products and technologies obtained from the 1994 acquisition of Palindrome Corporation in favor of selling and supporting the current and future products and technologies obtained from the 1996 acquisition of Arcada Holdings, Inc. Additionally, in 1997, Seagate Software decided to close down and sell Calypso Software Systems, Inc. and to abandon and discontinue sales of the developed and future products and technologies acquired from Frye Computer Systems, Inc. In connection with these determinations, Seagate Software recorded write-offs and write-downs of goodwill amounting to approximately $6.2 million.

     In 1996, the former owner of Frye Computer Systems, Inc., a 1995 acquisition, Mr. Frye, left Seagate Software. With his departure, Seagate Software decided to release Mr. Frye from his remaining non-compete period and to not use the Frye name trademark in future periods. As a result, the remaining carrying value of the intangible assets relating to the covenant not to compete and the trademark, and associated goodwill, totaling $2.2 million were written off in their entirety. Seagate Software is not currently generating revenue from any products for which the related developed technology has been impaired.

     RESTRUCTURING. Restructuring charges were $9.5 million in fiscal 1996 and $2.5 million in fiscal 1997. The 1996 restructuring charges pertain to the acquisition of Arcada Holdings, Inc. in February 1996. As a result of the acquisition, Seagate Software had obtained duplicate technologies and product lines in data protection and storage management software as those assets acquired in the Palindrome Corporation (Palindrome) acquisition in fiscal 1995. Seagate Software determined that it would be beneficial to consolidate the world-wide sales, marketing, research and development, technical support and other operations and administrative functions of its network and storage management business. A restructuring plan was approved by the Board of Directors in March 1996 and the plan resulted in facility closures and staff reductions of 43 at the Arcada facilities in Westboro, Massachusetts, the United Kingdom and France, as well as staff reductions of 69 at the former Palindrome facility in Naperville, Illinois. In addition, because Arcada had a better industry reputation and superior products to those of Palindrome, Seagate Software's plan and strategy going forward was to focus on the technologies and products acquired from Arcada. The revenue and net operating loss relating to products acquired from Palindrome for fiscal 1996 was $15.9 million and $2.1 million respectively. For fiscal 1997, the revenue and net operating loss relating to products acquired from Palindrome was $3.3 million and $3.7 million respectively.

     The non-cash restructuring charges included amounts for abandonment of the Palindrome trademarks, impairment of the capitalized workforce intangible assets pertaining to the acquisition of Palindrome because of the planned layoff of personnel, write-off of a duplicate trade show booth, and write-off of obsolete Palindrome marketing materials. Cash restructuring charges included amounts for severance and benefits to terminated Palindrome employees, costs for facilities lease termination, other contract cancellation fees, and merger related costs incurred by Arcada in the acquisition of the Arcada minority interests by Seagate Technology.

     The fiscal 1997 restructuring charges netted to $2.5 million, comprised of a $3.4 million restructuring charge that included the closure of the Network & Storage Management Group's facility located in Cupertino, California. This facility closure resulted in cash charges for severance and benefits for 69 employee terminations and non-charges for excess facilities and the write down of equipment. In addition, the

$3.4 million included amounts related to Seagate Software's decision, after concluding a sale was no longer viable, to no longer pursue the technologies acquired in the 1996 acquisition of Calypso Software Systems, Inc. (Calypso) and to shutdown its operations. This decision resulted in cash charges for severance and benefits for 35 employee terminations and non-cash charges for the write off of certain remaining intangible assets of Calypso. The revenue and net operating loss relating to Calypso for fiscal 1996 was $444,000 and $53,000 respectively. For fiscal 1997, the revenue and net operating loss relating to Calypso was $640,000 and $47,000 respectively.

     The restructuring charges recorded in fiscal 1997 were reduced by $957,000 for the reversal of amounts pertaining to the fiscal 1996 restructuring charges as a result of a higher than planned number of voluntary employee terminations without severance benefits prior to the facility shutdown and completion of other aspects of the restructuring plan at less than the originally estimated cost, net of an increase in the accrual for facilities lease payments due to changes in estimates of the costs to terminate leases after facilities closure.


     A summary of Seagate Software's restructuring activities for fiscal years 1996, 1997 and 1998, and the first six months of fiscal 1999 is provided below (in thousands):

                       SEVERANCE
                          AND                                                           CONTRACT     LEGAL AND
                       EMPLOYEE                                                       CANCELLATION   ACCOUNTING    OTHER
                       BENEFITS    FACILITIES   EQUIPMENT   INVENTORY   INTANGIBLES       FEES          FEES      EXPENSES
                       ---------   ----------   ---------   ---------   -----------   ------------   ----------   --------
1996 charges.........   $1,554       $1,571      $ 1,018      $ 300       $ 4,312         $ 67         $ 525       $ 155
Cash charges.........     (518)          --           --         --            --           --          (568)         --
Non-cash charges.....       --         (121)        (116)        --        (4,052)          --            --        (138)
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1996........    1,036        1,450          902        300           260           67           (43)         17
1997 charges.........      770          505          728         --         1,378           --            --         100
Cash charges.........     (975)        (915)          --         --            --           --            --          --
Non-cash charges.....       --          (72)         (44)        --        (1,378)          --            --          --
Adjustment...........     (351)         267         (172)      (300)         (260)         (67)           43        (117)
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1997........      480        1,235        1,414         --            --           --            --          --
Cash charges.........     (373)        (519)          (9)        --            --           --            --          --
Non-cash charges.....       --           --       (1,045)        --            --           --            --          --
Adjustment...........     (107)         467         (360)        --            --           --            --          --
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1998........       --        1,183           --         --            --           --            --          --
Cash charges
  (unaudited)........       --         (251)          --         --            --           --            --          --
                        ------       ------      -------      -----       -------         ----         -----       -----
Balance 1/1/99
  (unaudited)........   $   --       $  932      $    --      $  --       $    --         $ --         $  --       $  --
                        ======       ======      =======      =====       =======         ====         =====       =====


                        TOTAL
                       -------
1996 charges.........  $ 9,502
Cash charges.........   (1,086)
Non-cash charges.....   (4,427)
                       -------
Reserves 1996........    3,989
1997 charges.........    3,481
Cash charges.........   (1,890)
Non-cash charges.....   (1,494)
Adjustment...........     (957)
                       -------
Reserves 1997........    3,129
Cash charges.........     (901)
Non-cash charges.....   (1,045)
Adjustment...........       --
                       -------
Reserves 1998........    1,183
Cash charges
  (unaudited)........     (251)
                       -------
Balance 1/1/99
  (unaudited)........  $   932
                       =======

     Seagate Software's remaining restructuring reserves pertain to continuing lease payments on facilities that were closed and abandoned as a result of the Palindrome restructuring. Seagate Software has been unable to sublease these facilities and anticipates that the remaining restructuring reserves will be utilized over the period through lease termination in fiscal 2002.

     In fiscal 1996, Seagate Software recorded a restructuring reserve of $9,502,000 for the following items:

     Severance and employee benefits ($1,554,000) -- Severance and employee benefits included amounts for consolidation of operations and termination of employees at the Arcada facilities in Westboro, Massachusetts, the United Kingdom and France, as well as at the former Palindrome facility in Naperville, Illinois.

     Excess facilities ($1,571,000) -- This accrual was designed to provide for rent termination costs and rent expense for facilities located in Naperville, Westboro, the United Kingdom and France that are to be closed as a result of the restructuring actions.

     Equipment ($1,018,000) -- This amount is a reserve for equipment at the Naperville, Westboro, the United Kingdom and France facilities. It consists of computer equipment, furniture and fixtures and software at these facilities that will not be used after the locations are closed. All of the equipment provided for in this reserve has been abandoned.

     Inventory ($300,000) -- This consists of obsolete packaging material that will no longer be used and OEM inventory of $80,000 that will no longer be sold.

     Intangibles ($4,312,000) -- This write down consists of Palindrome intangible assets of $3,534,000, $390,000 of developed technology related to Atlas and $388,000 of goodwill related to the Sytron acquisition. The Palindrome intangible assets were further broken down into trademark of $1,000,000, workforce of $1,188,000, distribution network of $69,000 and goodwill of $1,277,000. Seagate Software decided to pursue the Arcada brand name and trademark and abandon the Palindrome trademark. As a result, Seagate Software determined that it would lay off substantially all of the 121 employees of Palindrome located at the Naperville facility. At the time of original purchase, Seagate Software proportionally allocated goodwill to long-lived intangible assets based upon the original purchase price. The amounts of goodwill included in the restructuring reserve relate to the remaining unamortized goodwill associated with the intangible assets written off.

     Contract Cancellation ($67,000) -- This $67,000 item is a canceled contract for outsourced Technical Support with a vendor used by Palindrome.

     Legal/Accounting Fees ($525,000) -- This $525,000 represents and estimate of the legal and accounting fees that were to be incurred by Arcada from the acquisition of Arcada stock by Seagate Technology.

     Other ($155,000) -- This represents a trade show booth valued at $100,000 that is redundant and $55,000 worth of obsolete marketing materials.

     The above assets were not impaired in a prior period because their impairment arose specifically from the restructuring actions taken as a result of the acquisition of the minority interest in Arcada in the third quarter of fiscal 1996. Prior to the acquisition, Palindrome products were marketed and sold as part of the Seagate Software portfolio. Seagate Software has not generated any income from these activities in subsequent periods.

     In fiscal 1997, Seagate Software recorded an additional restructuring reserve of $3,481,000 that resulted primarily from the plan to shutdown Manchester operations and the decision to try to sell the Calypso technology and a separate decision to consolidate NSMG operations which resulted in the shutdown of Seagate Software's facility in Cupertino, California.

     Severance and employee benefits ($770,000) -- Severance and employee benefits included amounts for the shutdown and termination of employees at the Cupertino, California facility due to a consolidation of operations and the shutdown and termination of employees at the Calypso facility in Manchester, New Hampshire due to a decision to no longer pursue the Calypso products and technologies.

     Excess facilities ($505,000) -- This accrual was designed to provide for rent termination costs and rent expense for facilities closures in Manchester, New Hampshire and Cupertino, California.

     Equipment ($728,000) -- This equipment is in the Manchester and Cupertino facilities that would not be used after the shutdowns. It consisted of largely of computer equipment but also included amounts for furniture and fixtures and software. All of the equipment provided for in this reserve has been abandoned.

     Intangibles ($1,378,000) -- This asset consisted of Calypso related intangibles first capitalized upon the acquisition of Calypso in fiscal 1996. The amounts written down included net developed technology of $1,086,000 and assembled workforce of $292,000. These assets were written down based on management's plan to sell Calypso and its products and technologies.

     Other ($100,000) -- This represents miscellaneous additional costs related to the Manchester (Calypso) shutdown.

     The above assets were not impaired in a period prior to recording the restructuring reserves because their impairment arose specifically from the business decision and plan in the fourth quarter of fiscal 1997 to close the Manchester (Calypso) facility and abandon that technology and the additional decision to consolidate operations of the company and close the Cupertino facility.

     UNUSUAL ITEMS. In connection with the June 1996 acquisition of Holistic, Seagate Software recorded $13,446,000 in fiscal 1997, representing 6% of total revenues, as compensation expense for amounts paid to former Holistic shareholders who were employees of Seagate Software.

     INTEREST AND OTHER, NET. Total interest and other, net increased to a net expense of $2,381,000 in 1997 from a net expense of $610,000 in 1996, representing 1% and 0% of total revenues, respectively. The increase in interest and other, net was primarily due to higher interest expense on a higher level of outstanding borrowings from Seagate Technology.

     INCOME TAXES. Seagate Software recorded a $8,714,000 benefit from income taxes at an effective rate of 14% in 1997 compared with a $8,748,000 benefit from income taxes at an effective rate of 6% for 1996. The effective rate used to record the benefit from income taxes in each fiscal year was less than the statutory rate primarily due to increases in the valuation allowance for deferred tax assets and charges in 1996 for in-process research and development for certain acquisitions that were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     Seagate Software's total cash was $15,130,000 and $12,085,000 as of July 3, 1998 and June 27, 1997, respectively. The increase in cash was primarily due to loan borrowings from the parent company of $261.9 million, cash provided by operating activities and the sale of common stock under the Option Plan, partially offset by a reduction in the Company's loan repayments to the parent company of $274.8 million, acquisition of a business, purchases of property and equipment and purchases of intangible assets. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

     Seagate Software's operations have been financed by cash flows from operating activities and borrowings from Seagate Technology. Such borrowings are available to Seagate Software under a Revolving Loan Agreement, between Seagate Software and Seagate Technology, which was renewed on July 4, 1998 on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital requirements. The Revolving Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years and expires on July 3, 2000. Beginning in fiscal year 1999, the Company will pay interest at the LIBOR rate plus 2% per annum on such borrowings; the Company previously paid interest at 6%. The loan balance was $16,054,000 as of July 3, 1998.

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

     During the year ended July 3, 1998, Seagate Software made investments in property and equipment totaling approximately $10,387,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. Seagate Software presently anticipates it will make investments in 1999 of approximately $15,000,000 in property and equipment.* Additionally, product development activities may include cash used to acquire technology.* Seagate Software expects that such investments will be funded from existing cash balances and cash flows from operations.*

     Seagate Software believes its current cash balances, its available borrowings from Seagate Technology and cash flows generated from Seagate Software's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, Seagate Software anticipates that future operating and investing activities may be financed by additional borrowings

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that the Company's actual future performance will meet the Company's current expectations. Readers are
 cautioned that other sections and other sentences not so identified may also contain forward-looking
 information.

from Seagate Technology, equity financing or other sources.* Seagate Software believes that additional financing from Seagate Technology will be available at a reasonable cost.*


NEW ACCOUNTING PRONOUNCEMENTS

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

     COMPETITION. The markets for the Company's products are highly competitive and characterized by rapidly changing technology and evolving standards. The Company expects additional competition from other established and/or emerging companies and as a result of future software industry consolidations.* Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results or financial condition. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than the Company.* It is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render the Company's products obsolete and unmarketable. There can be no assurance that the Company will successfully compete against current or future competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition.

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

     RISK OF INTERNATIONAL SALES. The Company's international business involves a number of risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow down in European business activity during the summer months, unexpected changes in regulatory requirements, royalties and withholding taxes that restrict repatriation of earnings, tariffs and other trade barriers, difficulty in hiring qualified personnel, economic and political conditions in each country, management of an enterprise spread over various countries, the burden of complying with a wide variety of foreign laws and an increase in international competition. A majority of the Company's international sales are currently denominated in U.S. dollars, and an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and potentially less competitive in foreign markets. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and therefore the overall operating results and financial condition of the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                        DESCRIPTION                           PAGE
                        -----------                           ----
Report of Ernst & Young LLP, Independent Auditors...........   30
Consolidated Balance Sheets as of July 3, 1998 and June 27,
  1997......................................................   31
Consolidated Statements of Operations for the Years Ended
  July 3, 1998, June 27, 1997 and June 28, 1996.............   32
Consolidated Statements of Cash Flows for the Years Ended
  July 3, 1998, June 27, 1997 and June 28, 1996.............   33
Consolidated Statements of Stockholders' Equity for the
  Years Ended July 3, 1998, June 27, 1997 and June 28,
  1996......................................................   34
Notes to the Consolidated Financial Statements..............   35


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


     As discussed more fully in the Summary of Significant Accounting Policies footnote, Seagate Software, Inc. has modified the methods used to assess impairment of goodwill and, accordingly, has restated the consolidated financial statements for the fiscal years ended July 3, 1998 and June 27, 1997 to reflect this change.


                                          /s/ Ernst & Young LLP

San Jose, California

July 17, 1998, except for the second paragraph of the Summary of Significant Accounting Policies footnote, as to which the date is April 8, 1999

                             SEAGATE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                              JULY 3,     JUNE 27,
                                                                1998        1997
                                                              --------    --------
Cash........................................................  $ 15,130    $ 12,085
Accounts receivable, net....................................    46,564      28,172
Inventories.................................................     1,117       3,206
Other current assets........................................     2,474       4,040
                                                              --------    --------
          Total current assets..............................    65,285      47,503
Property, equipment and leasehold improvements, net.........    16,876      20,785
Goodwill and other intangibles, net.........................    56,836      79,043
                                                              --------    --------
          Total assets......................................  $138,997    $147,331
                                                              ========    ========

                                   LIABILITIES
Loan payable to Seagate Technology..........................  $ 16,054    $ 28,971
Accounts payable............................................    10,994       9,116
Accrued employee compensation...............................    14,365      10,267
Accrued expenses............................................    15,339      16,035
Accrued income taxes........................................     5,562       2,699
Deferred revenue............................................    13,714       8,354
                                                              --------    --------
          Total current liabilities.........................    76,028      75,442
Deferred income taxes.......................................     1,691       6,233
Other liabilities...........................................       255         301
                                                              --------    --------
          Total liabilities.................................    77,974      81,976
Common stock subject to repurchase..........................     3,917          --

                               STOCKHOLDERS' EQUITY
Convertible preferred stock, $.001 par value--
73,000,000 shares authorized; Series A: shares issued and
  outstanding -- 54,633,333 in 1998 and 1997 (aggregate
  liquidation preference of $409,750 in 1998 and 1997)......        55          55
Common stock, $.001 par value -- 95,600,000 shares
  authorized; shares issued and outstanding -- 235,502 in
  1998 and 83,355 in 1997...................................        --          --
Additional paid-in capital..................................   343,526     342,091
Accumulated deficit.........................................  (286,218)   (276,948)
Foreign currency translation adjustment.....................      (257)        157
                                                              --------    --------
          Total stockholders' equity........................    57,106      65,355
                                                              --------    --------
          Total liabilities and stockholders' equity........  $138,997    $147,331
                                                              ========    ========


                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                  FOR THE YEARS ENDED
                                                         -------------------------------------
                                                         JULY 3,       JUNE 27,      JUNE 28,
                                                           1998          1997          1996
                                                         --------    ------------    ---------
Revenues:
  Licensing............................................  $243,285    $    183,556    $ 124,380
  Licensing from Seagate Technology....................     5,469           5,762        9,374
  Maintenance, support and other.......................    44,472          27,632        7,832
                                                         --------    ------------    ---------
     Total revenues....................................   293,226         216,950      141,586
Cost of revenues:
  Licensing............................................    16,963          17,535       14,885
  Licensing from Seagate Technology....................       539           1,834        3,999
  Maintenance, support and other.......................    19,687           6,560          194
  Amortization of developed technologies...............    13,271          21,860        9,941
                                                         --------    ------------    ---------
     Total cost of revenues............................    50,460          47,789       29,019
                                                         --------    ------------    ---------
Gross profit...........................................   242,766         169,161      112,567
Operating expenses:
  Sales and marketing..................................   129,343         107,706       71,129
  Research and development.............................    47,173          42,842       36,897
  General and administrative...........................    37,124          36,861       22,852
  In-process research and development..................     6,800           2,613       96,958
  Amortization of goodwill and other intangibles.......    16,201          23,465       13,035
  Restructuring costs..................................        --           2,524        9,502
  Unusual items........................................        --          13,446           --
                                                         --------    ------------    ---------
     Total operating expenses..........................   236,641         229,457      250,373
                                                         --------    ------------    ---------
Income (loss) from operations..........................     6,125         (60,296)    (137,806)
Interest expense.......................................    (1,021)         (2,688)        (970)
Other, net.............................................     1,011             307          360
                                                         --------    ------------    ---------
  Interest and other, net..............................       (10)         (2,381)        (610)
                                                         --------    ------------    ---------
Income (loss) before income taxes......................     6,115         (62,677)     (13,416)
Benefit from (provision for) income taxes..............   (15,385)          8,714        8,748
                                                         --------    ------------    ---------
Net loss...............................................  $ (9,270)   $    (53,963)   $(129,668)
                                                         ========    ============    =========
Net loss per common share:
  Basic................................................  $ (56.33)   $    (796.93)
  Diluted..............................................  $ (56.33)   $    (796.93)
Number of shares used in per share computations:
  Basic................................................   164,571          67,714
  Diluted..............................................   164,571          67,714


                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                    FOR THE YEARS ENDED
                                                              --------------------------------
                                                               JULY 3,    JUNE 27,   JUNE 28,
                                                                1998        1997       1996
                                                              ---------   --------   ---------
OPERATING ACTIVITIES
Net loss....................................................  $  (9,270)  $(53,963)  $(129,668)
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization.............................     39,932     41,730      24,737
  Deferred income taxes.....................................     (4,542)    (7,505)     (3,021)
  Write-off of in-process research and development..........      6,800      2,613      96,958
  Write-off or write-down of goodwill and intangibles.......      1,900     13,106       2,157
  Unusual items.............................................         --     13,446          --
  Write-offs due to restructure.............................         --      1,494       4,427
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (18,157)     4,583     (12,129)
     Inventories............................................      2,099     (1,581)        (11)
     Other current assets...................................      1,575     (1,207)      1,080
     Accounts payable.......................................      1,552     (1,609)      4,887
     Accrued employee compensation..........................      4,020      2,078       2,570
     Accrued expenses.......................................       (725)     2,430       4,629
     Accrued income taxes...................................      3,633      5,796      (3,297)
     Deferred revenue.......................................      5,285      2,648       1,613
     Other liabilities......................................        (46)        44      (3,267)
                                                              ---------   --------   ---------
  Net cash provided by (used in) operating activities.......     34,056     24,103      (8,335)
INVESTING ACTIVITIES
Acquisitions of businesses, net of cash acquired............    (10,000)        --     (94,007)
Acquisition of property, equipment and leasehold
  improvements, net.........................................     (7,992)   (15,823)    (10,167)
Escrow establishment........................................         --         --     (18,000)
Decrease in other non-current assets, net...................         --         --       1,560
Acquisition of intangibles..................................     (4,270)        --          --
                                                              ---------   --------   ---------
  Net cash (used in) investing activities...................    (22,262)   (15,823)   (120,614)
FINANCING ACTIVITIES
Sale of common stock........................................        665         79          --
Sale of common stock subject to repurchase..................      3,917         --          --
Funding by Seagate Technology for acquisitions of
  businesses................................................         --         --     108,400
Borrowings from Seagate Technology..........................    261,917    217,513     150,117
Payment to Seagate Technology...............................   (274,834)  (221,533)   (129,699)
                                                              ---------   --------   ---------
  Net cash provided by (used in) financing activities.......     (8,335)    (3,941)    128,818
Effect of exchange rate changes on cash.....................       (414)       151           8
                                                              ---------   --------   ---------
  Increase (decrease) in cash...............................      3,045      4,490        (123)
  Elimination of Arcada's net cash activity for the
     duplicated six months ended December 31, 1995..........         --         --       1,768
Cash at the beginning of the year...........................     12,085      7,595       5,950
                                                              ---------   --------   ---------
Cash at the end of the year.................................  $  15,130   $ 12,085   $   7,595
                                                              =========   ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................  $      50   $    214   $      36
  Cash paid for income taxes................................      7,945      2,357       4,892


                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                           SERIES A
        FOR THE YEARS ENDED               CONVERTIBLE            COMMON                       FOREIGN
    JULY 3, 1998, JUNE 27, 1997         PREFERRED STOCK          STOCK         ADDITIONAL    CURRENCY
         AND JUNE 28, 1996            -------------------   ----------------    PAID-IN     TRANSLATION   ACCUMULATED
 (IN THOUSANDS, EXCEPT SHARE DATA)      SHARES     AMOUNT   SHARES    AMOUNT    CAPITAL     ADJUSTMENT      DEFICIT       TOTAL
 ---------------------------------    ----------   ------   -------   ------   ----------   -----------   -----------   ---------
BALANCE AT JUNE 30, 1995............          --    $--          --    $--      $140,610       $   2       $ (93,397)   $  47,215
Acquisition by Seagate Technology of
  OnDemand Software, Inc. and
  minority interest of Arcada
  Holdings, Inc.....................          --     --          --     --        98,249          --              --       98,249
Issuance of convertible preferred
  stock and common stock to Seagate
  Technology pursuant to the
  formation of Seagate Software.....  34,500,000     34      62,500     --           (34)         --              --           --
Issuance of convertible preferred
  stock to Seagate Technology
  pursuant to the acquisition of
  Calypso Software Systems, Inc.....   1,733,333      2          --     --        13,797          --              --       13,799
Issuance of convertible preferred
  stock to Seagate Technology
  pursuant to the acquisition of
  Holistic Systems, Ltd.............  11,200,000     11          --     --        84,046          --              --       84,057
Income tax benefit from Seagate
  Technology stock option
  exercises.........................          --     --          --     --         1,866          --              --        1,866
Foreign currency translation
  adjustment........................          --     --          --     --            --           4              --            4
Net loss............................          --     --          --     --            --          --        (129,668)    (129,668)
Elimination of Arcada Holdings, Inc.
  activity for the duplicated six
  months ended December 31, 1995....          --     --          --     --            --          --              80           80
                                      ----------    ---     -------    ---      --------       -----       ---------    ---------
BALANCE AT JUNE 28, 1996............  47,433,333     47      62,500     --       338,534           6        (222,985)     115,602
Income tax benefit from Seagate
  Technology stock option
  exercises.........................          --     --          --     --         3,486          --              --        3,486
Issuance of common stock upon
  exercise of employee stock
  options...........................          --     --      20,855     --            79          --              --           79
Issuance of convertible preferred
  stock pursuant to the transfer to
  the Company of IMG Vancouver......   7,200,000      8          --     --            (8)         --              --           --
Foreign currency translation
  adjustment........................          --     --          --     --            --         151              --          151
Net loss............................          --     --          --     --            --          --         (53,963)     (53,963)
                                      ----------    ---     -------    ---      --------       -----       ---------    ---------
BALANCE AT JUNE 27, 1997............  54,633,333     55      83,355     --       342,091         157        (276,948)      65,355
Income tax benefit from Seagate
  Technology stock option
  exercises.........................          --     --          --     --           770          --              --          770
Issuance of common stock upon
  exercise of employee stock
  options...........................          --     --     152,147     --           665          --              --          665
Foreign currency translation
  adjustment........................          --     --          --     --            --        (414)             --         (414)
Net loss............................          --     --          --     --            --          --          (9,270)      (9,270)
                                      ----------    ---     -------    ---      --------       -----       ---------    ---------
BALANCE AT JULY 3, 1998.............  54,633,333    $55     235,502    $--      $343,526       $(257)      $(286,218)   $  57,106
                                      ==========    ===     =======    ===      ========       =====       =========    =========


                See notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS. Seagate Software, Inc. ("Seagate Software") develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 40 offices and operations in 17 countries worldwide. Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 3, 1998, Seagate Technology and one of its subsidiaries held 99.7% of Seagate Software's outstanding capital stock. On a diluted basis, the outstanding minority interests of Seagate Software amounted to approximately 17.8%, which consisted of Common Stock and options to purchase Common Stock issued pursuant to the Option Plan. Such options to purchase Seagate Software's Common Stock are held by certain employees, directors and consultants of Seagate Software and Seagate Technology.


     RESTATEMENT OF FINANCIAL STATEMENTS. Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from the related software. Using this method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years. The effect of this adjustment on previously reported consolidated financial statements as of and for the years ended July 3, 1998 and June 27, 1997 is as follows (in thousands except per share amounts):

                                                       AS REPORTED                    AS RESTATED
                                               ----------------------------   ----------------------------
                                               JULY 3, 1998   JUNE 27, 1997   JULY 3, 1998   JUNE 27, 1997
                                               ------------   -------------   ------------   -------------
Amortization of goodwill.....................   $  15,421       $  27,202      $  16,201       $  23,465
Income(loss) from operations.................       6,905         (64,033)         6,125         (60,296)
Net (loss)...................................      (8,490)        (57,700)        (9,270)        (53,963)
Basic and diluted (loss) per share...........      (51.59)        (852.11)        (56.33)        (796.93)
Goodwill and other intangible assets, net....      53,879          75,306         56,836          79,043
Accumulated deficit..........................    (289,175)       (280,685)      (286,218)       (276,948)


     BASIS OF PRESENTATION. These financial statements are presented as if Seagate Software had existed as an entity separate from Seagate Technology during the periods presented and include the historical assets, liabilities, revenues and expenses that are directly related to Seagate Software's operations. Intercompany transactions and balances have been eliminated.

     Seagate Software was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to Seagate Technology's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, Seagate Technology acquired eight software companies, which were engaged in developing and marketing business intelligence or network and/or storage management software products. The amount of capital contributed by Seagate Technology for acquisitions was determined by the amounts paid for such acquisitions by Seagate Technology on behalf of Seagate Software. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. in a transaction accounted for as a pooling-of-interests. In connection with the merger, Seagate Technology purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. In April 1996, Seagate Technology consolidated its software operations into Seagate Software.

     Prior to December 1996, Seagate Technology International, a wholly-owned subsidiary of Seagate Technology, owned all outstanding capital stock of Information Management Group Vancouver (formerly Crystal Services, Inc.). Pursuant to an agreement among Seagate Technology, Seagate Software and Information Management Group Vancouver dated December 19, 1996, Seagate Technology surrendered the

Information Management Group Stock (which was subsequently cancelled by Information Management Group Vancouver) in exchange for 7,200,000 Convertible Preference Shares of Information Management Group Vancouver. On December 26, 1996, the Convertible Preference Shares were exchanged for 7,200,000 Class B Exchangeable Shares of Information Management Group Vancouver. These Class B Exchangeable Shares do not have voting rights except as required by law, but can be exchanged at Seagate Technology's sole discretion for 7,200,000 shares of Seagate Software Series A Preferred Stock. In connection with the issuance of the Class B Exchangeable Shares described above, Seagate Technology was granted voting rights in Seagate Software equivalent to 7,200,000 shares of Series A Preferred Stock. Also on December 26, 1996, Information Management Group Vancouver issued 10,000 Class A Common Shares, which carry the right to vote, to Seagate Software. Seagate Software therefore now owns all voting shares of Information Management Group Vancouver. For financial reporting purposes, Seagate Software has control over Information Management Group Vancouver and therefore consolidates the results of Information Management Group Vancouver. Additionally, the 7,200,000 shares of Series A Preferred Stock of Seagate Software which Seagate Technology could elect to receive in exchange for the Class B Exchangeable Shares of Information Management Group Vancouver have been treated as issued and outstanding shares of Series A Preferred Stock of Seagate Software.

     In June 1998, Seagate Software Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc., a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future use and was charged to Seagate Software's operations in the quarter ended July 3, 1998. The Company accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in Seagate Software's operations since the acquisition was completed. Pro forma financial information is not presented as such amounts are not material.

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

     Arcada, which was acquired by Seagate Software pursuant to Seagate Technology's merger with Conner, had a fiscal year that ended on the Saturday closest to December 31. Accordingly, Arcada's statement of operations for the year ended December 30, 1995 has been combined with Seagate Software's statement of operations for the year ended June 30, 1995. In order to conform Arcada's fiscal year end to Seagate Software's fiscal year end, Seagate Software's consolidated statement of operations for the year ended June 28, 1996 includes six months (July 1, 1995 through December 31, 1995) for Arcada which are also included in Seagate software's consolidated statement of operations for the year ended June 30, 1995.


     ECONOMIC DEPENDENCE ON SEAGATE TECHNOLOGY. Seagate Software has incurred net losses since inception and had net losses aggregating $192,901,000 during the three year period ended July 3, 1998 and had a working capital deficit at July 3, 1998 of $10,743,000. On July 4, 1998 Seagate Software and Seagate Technology renewed the Revolving Loan Agreement on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital needs. The Revolving Loan Agreement provides for maximum outstanding borrowings of up to $60,000,000 and is renewable every two years. Outstanding borrowings from the Parent Company were $16,054,000 and $28,971,000 at July 3, 1998 and June 27, 1997, respectively. Borrowings from Seagate Technology consist primarily of amounts used to fund Seagate Software's operating activities. Beginning in fiscal 1999, Seagate Software will pay interest at the LIBOR rate plus 2% per annum on such borrowings; Seagate Software previously paid interest at 6%. Seagate Software is economically dependent on Seagate Technology and believes that to the extent future cash flows from operations and borrowings under the existing loan agreement with Seagate Technology are not sufficient to fund Seagate Software's working capital deficit and planned activities during the next 12 months, that additional funding will be available at a reasonable cost from Seagate Technology.

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject Seagate Software to significant concentrations of credit risk consist primarily of cash and accounts receivable. Seagate Software places its cash and cash equivalents in high credit quality financial institutions. Accounts receivable are derived from revenues earned from customers primarily located in North America and Europe. Seagate Software performs ongoing credit evaluations of its customers and generally does not require collateral. Seagate Software maintains reserves for potential credit losses and historically such losses have been immaterial. Revenue from one third party customer, Ingram Micro Inc., accounted for 22%, 18% and 16% of Seagate Software's total revenues in 1998, 1997 and 1996, respectively.

     FOREIGN CURRENCY TRANSLATION. The U.S. dollar is the functional currency for most of Seagate Software's foreign operations. Gains and losses on the remeasurement into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar. Gains and losses on translation into U.S. dollars of foreign operations whose functional currency is the local currency are recorded as a separate component of stockholders' equity.

     CASH MANAGEMENT. Seagate Technology uses a centralized cash management function for all of its domestic operations, including certain domestic operations of Seagate Software. A substantial majority of Seagate Software's cash is from balances maintained by Seagate Software's foreign subsidiaries.

     CASH AND CASH EQUIVALENTS. Seagate Software considers all highly liquid investments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Seagate Software typically uses available cash in excess of amounts required for operating activities to pay amounts due under the Revolving Loan Agreement. Accordingly, Seagate Software has not had significant cash equivalents to date.

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

     DEVELOPED TECHNOLOGY. Seagate Software applies Statement of Financial Accounting Standards No. 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", to software technologies developed internally, acquired in business acquisitions, and purchased.

     Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which based on Seagate Software's development process generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of software has been short, capitalization of internal development costs has not been material to date. Capitalized costs are amortized based on the greater of the straight-line basis over the estimated product life (generally 30 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues.

     Purchased developed technology is amortized based on the greater of the straight-line basis over the estimated useful life (30 to 48 months) or the ratio of current revenues to the total of current and anticipated future revenues. The recoverability of the carrying value of purchased developed technology and associated goodwill is reviewed periodically. The carrying value of developed technology is compared to the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows ) and to the extent that the carrying value exceeds the undiscounted cash flows the difference is written off.

     FAIR VALUE DISCLOSURES. Seagate Software maintains its cash principally with major banks in interest-and non-interest-bearing bank accounts. There are no realized or unrealized gains or losses and fair value approximates carrying value for all cash balances.

     PUSHDOWN AND CARVEOUT ACCOUNTING. Seagate Technology has provided substantial services to Seagate Software, including general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions. Seagate Technology has charged Seagate Software for these services through corporate expense allocations. The amount of corporate expense allocations is dependent upon the total amount of allocable costs incurred by Seagate Technology on behalf of Seagate Software less amounts charged as a specific cost or expense rather than by allocation. Such costs were proportionately allocated to Seagate Software based on detailed inquiries and estimates of time incurred by Seagate Technology's corporate marketing and general and administrative departmental managers. Included in general and administrative expenses are corporate allocation charges of $1,004,000, $1,939,000 and $2,242,000 for 1998, 1997 and 1996, respectively. Included in sales and marketing expenses are corporate allocation charges of $769,000, $19,000 and $18,000 for 1998, 1997 and 1996, respectively. The increase in sales and marketing expenses in 1998 was due to proportional costs allocations from Seagate Technology's corporate branding program, which consisted of television and newspaper advertisements.

     Seagate Software participated in Seagate Technology's profit sharing plan through the first quarter of fiscal 1998 and in Seagate Technology's management bonus plan during 1997. Seagate Software has since adopted its own bonus plan. Compensation expenses recorded by Seagate Software under Seagate Technology's plans totaled $0, $3,158,000 and $910,000 for 1998, 1997 and 1996, respectively.

     The employees of Seagate Software also participate in the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees who have completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the plan, 115,058, 80,643 and 41,574 shares of common stock of Seagate Technology were issued to Seagate Software's employees in 1998, 1997 and 1996, respectively.

     The employees of Seagate Software also participate in the Seagate Technology tax-deferred savings plan, the Seagate Technology, Inc. Savings and Investment Plan ("the 401(k) plan"). The 401(k) plan is designed to provide qualified employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Seagate Software may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. No material contributions were made by Seagate Software in fiscal years 1998, 1997 or 1996.

     REVENUE RECOGNITION. Seagate Software recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position 91-1, "Software Revenue Recognition". Seagate Software's total revenues are derived from license revenues for its various software products as well as maintenance, support, training and consulting. Revenues for maintenance, support services, training and consulting are recognized separately from software licenses. License revenues are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is probable. Allowances for estimated future returns are provided upon shipment. Maintenance and support revenues consist of ongoing support and product updates and are recognized ratably over the term of the contract, which is typically twelve months. Revenues from training and consulting are recognized when the services are performed.

     Revenues from resellers, including VARs, OEMs, distributors and Seagate Technology, are primarily recognized at the time of product delivery to the reseller. Seagate Software's policy to defer such revenues if resale contingencies exists. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectibility and past history with the customer.

     Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. Seagate Software considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms and the ability to reasonably estimate returns to ensure compliance with SFAS 48. Additionally, Seagate Software continually reviews its estimated product return provisions to ensure that they are reasonable in relation to actual product returns, which are quantified based on approved return authorization forms received prior to fiscal cutoff dates. Historically, Seagate Software's estimated product return rates have not varied materially from actual product return rates.

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which Seagate Software currently is required to adopt for transactions entered into after July 3, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. Seagate Software has assessed the impact of the requirements of SOP 97-2 and SOP 98-4 and has changed certain of its policies and procedures. Seagate Software believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on Seagate Software's revenues or results of operations.

     ADVERTISING EXPENSE. The cost of advertising is expensed as incurred. Seagate Software does not incur any direct response advertising costs. Advertising costs totaled $19,112,000, $21,617,000 and $15,748,000 for 1998,
1997 and 1996, respectively.

     NET LOSS PER SHARE. The net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from common stock options and convertible preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. The net loss per common share for 1996 is not presented because Seagate Software's current capital structure did not exist prior to April 1996, making presentation for prior periods not meaningful. During 1998, Seagate Software adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 and the required restatement of the 1997 net loss per share had no impact on Seagate Software because the weighted average shares used in the per share computations were unchanged under SFAS 128 because the effect of stock options would have been antidilutive. Below is a reconciliation of the numerator and denominator used to calculate earnings per share (in thousands, except share and per share data):

                                                          FOR THE YEAR ENDED
                                                          JULY 3,    JUNE 27,
                                                           1998        1997
                                                          -------    --------
Net loss per share computation -- basic and diluted:
  Numerator: Net loss...................................  $(9,270)   $(53,963)
                                                          -------    --------
  Denominator:
     Weighted average number of common shares
       outstanding during the period....................  164,571      67,714
                                                          -------    --------
       Net loss per share -- basic and diluted..........  $(56.33)   $(796.93)
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

     ACCOUNTS RECEIVABLE. Accounts receivable are summarized below, in thousands:

                                                            1998       1997
                                                           -------    -------
Accounts receivable......................................  $48,200    $29,442
Less allowance for non-collection........................   (1,636)    (1,270)
                                                           -------    -------
                                                           $46,564    $28,172
                                                           =======    =======

     INVENTORY. The write-downs of inventory to the lower of cost or market were $3,674,000, $531,000 and $800,000 in 1998, 1997, and 1996 respectively. The write-down in fiscal 1998 was a result of consolidating Seagate Software's fulfillment warehouses and changing their strategy to have fulfillment activities handled by an outsourcing partner. As a result of this consolidation excess and obsolete components and finished goods were written down. The write-down in fiscal 1997 and 1996 related to excess and obsolete components and finished goods inventory.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Property, equipment and leasehold improvements consisted of the following, in thousands:

                                                    ESTIMATED
                                                   USEFUL LIFE        1998       1997
                                                -----------------    -------    -------
Equipment.....................................  Two to five years    $30,999    $30,009
Building and leasehold improvements...........    Life of lease        9,424      6,428
                                                                     -------    -------
                                                                      40,423     36,437
Less accumulated depreciation and
  amortization................................                       (23,547)   (15,652)
                                                                     -------    -------
                                                                     $16,876    $20,785
                                                                     =======    =======

     Depreciation expense was $11,727,000, $8,911,000 and $3,918,000 in 1998,
1997 and 1996, respectively.

     GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles consisted of the following, in thousands:

                                                            1998       1997
                                                           -------    -------
Goodwill.................................................  $49,039    $50,286
Developed technology.....................................   48,049     46,136
Trademarks...............................................    9,972      9,972
Assembled workforce......................................    4,596      6,666
Distribution network.....................................    2,925      2,925
Other intangibles........................................   13,813     12,853
                                                           -------    -------
                                                           128,394    128,838
Accumulated amortization.................................  (71,558)   (49,795)
                                                           -------    -------
Goodwill and other intangibles...........................  $56,836    $79,043
                                                           =======    =======

     Amortization of developed technologies is included in costs of revenues. In 1998, 1997 and 1996 the amortization of goodwill and other intangibles includes write-offs and write-downs to the estimated fair value of $1,900,000, $6,173,000 and $2,157,000, respectively. In 1997 the amortization of acquired developed technologies included in cost of revenues includes write-downs and write-offs to net realizable value of $6,918,000.

     Periodically, Seagate Software reviews the carrying value of its intangibles other than developed technology to ascertain if there has been any impairment. In 1996 the former owner of Frye computer Systems, Inc. (a 1995 acquisition), Mr. Frye, left Seagate Software. With his departure, Seagate Software decided to release Mr. Frye from the remaining period of his covenant not to compete and to not use the Frye name trademark in future products. As a result, the remaining carrying value of the covenant not to compete and trademark and associated goodwill totaling $1,932,000 were written off.

     Seagate Software also periodically reviews the net realizable value of developed technology under the guidance of SFAS No. 86. Seagate Software compares the estimated undiscounted future cash flows on a product by product basis to the unamortized cost of developed technology and unamortized costs in excess of the estimated undiscounted cash flows are written off. The impairment write-offs for developed technology recorded in 1997 were caused by a number of factors including Seagate Software's decision to stop selling products or technologies such as DOS, new acquisitions, or new product designs. Seagate Software is not currently generating revenue from any products for which the related developed technology has been impaired.

     In addition, Seagate Software assesses the impairment of goodwill not included in the scope of SFAS 121 under Accounting Principles Board Opinion No. 17, "Intangible Assets", (APB17). During 1997, Seagate Software wrote-off and wrote-down goodwill amounting to $6,173,000. The write-offs and write-downs related to the decision to abandon and stop selling all current and future products acquired from Frye Computer Systems, Inc., the decision to abandon and stop selling virtually all current and future products acquired in the acquisition of Palindrome Corporation, and the decision to close down and sell Calypso Software Systems, Inc.

     Seagate Software has capitalized the assembled workforce in most of its acquisitions. When Seagate Software reviews the carrying value of its intangibles, if there remains less than 5% of the original workforce, the related intangible is deemed impaired. In 1998, Seagate Software wrote off the workforces for three previous acquisitions, Network Computing, Inc., Netlabs, Inc., and Creative Interaction Technologies, Inc., because less than 5% of the original workforces remained.

     The following table provides quantitative information about the write-offs and write-downs of goodwill and other intangibles, in thousands:

                                                 1996                    1997                     1998
                                        ----------------------   ---------------------   ----------------------
                                                                 DEVELOPED
                                        INTANGIBLES   GOODWILL   TECHNOLOGY   GOODWILL   INTANGIBLES   GOODWILL
                                        -----------   --------   ----------   --------   -----------   --------
Covenant not to compete
  Frye Computer Systems, Inc..........    $1,188        $744
Trademark
  Frye Computer Systems, Inc..........    $  225
Developed Technology
  Netlabs, Inc........................                             $  780
  Palindrome Corporation..............                              2,740      $2,930
  Calypso Software Systems, Inc.......                              1,627       2,573
  Creative Interaction Technologies,
     Inc..............................                              1,176
  Frye Computer Systems, Inc..........                                463         670
  Network Computing, Inc..............                                132
Assembled Workforce
  Network Computing, Inc..............                                                      $120        $  155
  Netlabs, Inc........................                                                       431         1,045
  Creative Interaction Technologies,
     Inc..............................                                                        82            67
                                          ------        ----       ------      ------       ----        ------
          Total.......................    $1,413        $744       $6,918      $6,173       $633        $1,267
                                          ======        ====       ======      ======       ====        ======

     COMMON STOCK SUBJECT TO REPURCHASE. Current employees and directors of Seagate Software and of Seagate Technology have exercised 740,065 shares of common stock under the Option Plan. At July 3, 1998, 176,455 shares were vested and 563,610 shares were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to Seagate Software at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of Seagate Software at original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, Seagate Software has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet. At July 3, 1998, the repurchase obligation amounted to $3,917,000.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1997 and March 1998, the American Institute of Certified Public Accountants issued Statements of Position 97-2, "Software Revenue Recognition" ("SOP 97-2") and 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"), which Seagate Software currently is required to adopt for transactions entered into after July 3, 1998. SOP 97-2 and SOP 98-4 provide guidance on recognizing revenue on software transactions and supersede SOP 91-1. Seagate Software has assessed the impact of the requirements of SOP 97-2 and SOP 98-4 and has changed certain of its policies and procedures. Seagate Software believes that the adoption of SOP 97-2 and SOP 98-4 will not have a significant impact on Seagate Software's revenues or results of operations.

     Seagate Software intends to adopt Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during fiscal 1999. Both standards will require additional disclosure, but will not have a material effect on Seagate Software's financial position or results of operations. SFAS 130 establishes standards for the reporting and display of comprehensive income and is expected to first be reflected in Seagate Software's first quarter of 1999 interim financial statements. The components of comprehensive income include net income and items that are currently reported directly as a component of stockholders' equity such as changes in foreign currency translation adjustments and changes in the fair value of available-for-sale financial instruments. SFAS 131 changes the way companies report segment information and requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS 131 will first be reflected in Seagate Software's 1999 Annual Report on Form 10-K.

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

BUSINESS COMBINATIONS AND ACQUISITIONS

     Seagate Software acquired Eastman Software Storage Management Group, Inc. in 1998 and Arcada Holdings, Inc., Holistic Systems, Ltd., Calypso Software Systems, Inc., OnDemand Software, Inc. and Sytron Corporation in 1996. There were no acquisitions in 1997. Management is primarily responsible for estimating the fair values of tangible and intangible assets and liabilities acquired.

     In accordance with the provisions of APB Opinion 16, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributed to incomplete research and development projects that should be expenses according to the requirements of Interpretation 4 of SFAS No. 2.

     VALUATION OF ACQUIRED INTANGIBLE ASSETS. To determine the value of in-process research and development, Seagate Software considered, among other factors, the stage of development of each project, the time and cost needed to complete each project, expected income, associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development for projects that had not yet reached technological feasibility and which did not have alternative future uses.

     The Income Approach, which includes analysis of markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. The underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of in-process research and development projects.

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

     To determine the value of the distribution networks and customer bases, Seagate Software considered, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from the acquired entity to Seagate Software and risks related to the viability of and potential changes to future target markets.

     To determine the value of trademarks, Seagate Software considered, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such trademark.

     To determine the value of assembled workforces, Seagate Software considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

     Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. If the values assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the values assigned to long-term assets were reduced proportionally until there was no negative goodwill.

     ACQUISITION OF EASTMAN SOFTWARE STORAGE MANAGEMENT GROUP, INC. In June 1998, Seagate Software acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to Seagate Software's operations in the quarter ended July 3, 1998. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in Seagate Software's operations since the date the acquisition was completed. Pro forma financial information is not presented as such amounts are not material. The following is a summary of the purchase price allocation, in thousands:

Current assets and other tangible assets...................  $   535
Liabilities assumed........................................     (508)
Assembled workforce........................................      340
Developed technology.......................................      500
In-process research and development........................    6,800
Microsoft agreement........................................    1,500
Goodwill...................................................      833
                                                             -------
                                                             $10,000
                                                             =======

  Overview

     Eastman's two primary products are OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, Seagate will be able to convert their Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, the Company abandoned the AvailHSM product and technology due to dated features and functionality; the valuation analysis did not include a fair value for the AvailHSM product.

     As for OPEN/stor at the date of acquisition, the Company planned to phase out the product over the following 12 to 15 months. Seagate's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion.

     In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate purchased existing products from Eastman, the existing products did not operate on a stand-alone basis. Therefore, as mentioned above, all of the original underlying code and base technology for the next generation products were in the process of being completely re-written as date of valuation.

  Assumptions

     Revenue

     Future revenue estimates were generated for the following technologies: (i) OPEN/stor, (ii) Sakkara, and (iii) Phoenix. Aggregate revenue for existing Eastman products was estimated to be approximately $167,000 for the one month ending June 30, 1998. Revenues were estimated to increase to approximately

$3.9 million and $7.1 million for fiscal years 1999 and 2000 when most of the in-process projects were expected to be complete and shipping. Thereafter, revenue was estimated to increase at rates ranging from 20% to 30% for fiscal years 2001 through 2006. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues,
(iii) growth rates for the storage management software market, (iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and
(vii) the estimated life of a product's underlying technology.

     Operating expenses

     Operating expenses used in the valuation analysis of Eastman included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both Seagate and Eastman's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

     Cost of goods sold. Cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 5% throughout the estimation period. Seagate Software's cost of goods sold was 20% for fiscal 1996 and 22% for fiscal 1997.

     General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 10% throughout the estimation period.

     Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 27% throughout the estimation period.

     Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 5% of revenue for the developed and in-process technologies throughout the estimation period.

     In addition, as of the date of acquisition, Seagate Software's management anticipated the costs to complete the in-process technologies at approximately $1.8 million.

     Effective tax rate

     The effective tax rate utilized in the analysis of developed and in-process technologies was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

     Discount rate

     The discount rates selected for Eastman's developed and in-process technologies were 15% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (approximately 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18%). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

ACQUISITION OF HOLISTIC SYSTEMS, LTD.

     In June 1996, Seagate Software acquired all of the outstanding shares of Holistic Systems, Ltd. a company engaged in developing, producing and marketing OLAP-compliant, integrated enterprise business intelligence systems encompassing facilities for executive information, decision support and other business intelligence applications. The purchase price of approximately $85,458,000 was paid in cash, and a portion of such consideration ($18,000,000) was placed in escrow for contingent consideration. The escrow was released by Seagate Software during the third quarter of fiscal 1997. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Holistic are only included in Seagate Software's operations since the date the acquisition was completed. The following is a summary of the initial purchase price allocation, in thousands:

Current assets and other tangible assets...................  $ 9,993
Liabilities assumed........................................   (5,087)
Trademarks.................................................    5,889
Assembled workforce........................................    1,890
Developed technology.......................................   16,453
Customer base..............................................    3,746
In-process research and development........................   35,892
Restricted cash held in escrow.............................   18,000
Deferred tax liability.....................................   (1,318)
Goodwill...................................................       --
                                                             -------
                                                             $85,458
                                                             =======

     The discount rates selected for Holistic's developed and in-process technologies were 15% and 17.5%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (approximately 15% at the date of the acquisition) and (ii) the Weighted Average Return on Assets (approximately 17%). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology has not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

     The underlying in-process project acquired was the most significant and uncertain assumption utilized in the valuation analysis of the in-process research and development. Management was primarily responsible for estimating the fair value of the purchased R&D in the Holistic acquisition.

     As noted above, $18,000,000 of the acquisition consideration was held in escrow as contingent consideration. Seagate Software decided to release to the former shareholders of Holistic the escrow funds of $18,000,000 in the third quarter of fiscal 1997 even though the required contingencies had not been satisfied. As a result, Seagate Software recorded compensation expense as an unusual item amounting to $13,446,000 for payments made to Company employees who were also former shareholders of Holistic and an additional purchase price amount of $4,554,000 for payments to former shareholders of Holistic who were not employees of Seagate Software. The additional purchase price was allocated based on the same methodology as the original purchase price and in the third quarter of 1997, Seagate Software recorded an additional in-process research and development write-off of $2,613,000, acquired intangible assets of $2,037,000 and a deferred tax liability of $96,000.

     As of the date of the acquisition, Holistic was in the process of developing the next generation of Holos, version 6.0, which was planned for release during the summer of 1997. Actual release of Holos, version 6.0, occurred in the fourth quarter of fiscal 1997.

ACQUISITION OF CALYPSO SOFTWARE SYSTEMS, INC.

     In May 1996, Seagate Software acquired all of the outstanding shares of Calypso Software Systems, Inc. ("Calypso"), a company engaged in developing, producing and marketing software for managing systems and applications in complex, distributed client/server computer networks. The purchase price of approximately $13,865,000 was paid in cash. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Calypso are only included in Seagate Software's operations since the date the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

Current assets and other tangible assets...................  $ 1,209
Liabilities assumed........................................     (245)
Assembled workforce........................................      400
Developed technology.......................................    3,600
Customer base..............................................      540
In-process research and development........................    5,400
Goodwill...................................................    2,961
                                                             -------
                                                             $13,865
                                                             =======

     As of the date of acquisition, Calypso had undergone or was in the process of undergoing the re-write of code in C+, adding navigator capabilities, developing web server and browser interoperability, developing CORBA interoperability, and developing Network OLE/COM interoperability for Atrium EMS (stand-alone). The estimated cost to complete the in-process research and development projects acquired from Calypso was estimated to be approximately $750,000 as of the date of the acquisition. These in process research and development projects were successfully completed prior to a restructuring of operations in the third quarter of fiscal 1997. As a result of this restructuring and a change in Seagate Software's strategic direction, in the first quarter of fiscal 1998, Seagate Sofware disposed of all the developed and in process technologies originally acquired from Calypso.

     ACQUISITION OF ONDEMAND SOFTWARE, INC. In March 1996, Seagate Software acquired all of the outstanding shares and stock options of OnDemand Software, Inc. ("OnDemand"), a company engaged in developing, producing and marketing WinINSTALL, a product which automates installation, upgrades and uninstalls of network applications throughout the enterprise. The purchase price of approximately $13,425,000 was paid in cash. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of OnDemand are only included in Seagate Software's operations since the date the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

Current assets and other tangible assets...................  $   832
Liabilities assumed........................................     (227)
Assembled workforce........................................      270
Developed technology.......................................    2,000
Covenant not to compete....................................       50
In-process research and development........................    8,900
Goodwill...................................................    1,600
                                                             -------
                                                             $13,425
                                                             =======

     ACQUISITION OF MINORITY INTEREST OF ARCADA HOLDINGS, INC. The combination of Seagate Software with Arcada Holdings, Inc. ("Arcada"), a company which developed, marketed and supported data protection and storage management software products that operated across multiple desktop and client/server environments, was accounted for as a pooling-of-interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements include the accounts and operations of Arcada. Arcada's results of operations for the duplicated six months ended December 30, 1995 were as follows, in thousands:

                                                          FOR THE SIX
                                                         MONTHS ENDED
                                                       DECEMBER 30, 1995
                                                       -----------------
Net revenues.........................................       $37,700
Operating expenses...................................        29,320
Other income.........................................           588
Net loss.............................................           (80)

     In connection with the pooling-of-interests, Seagate Software acquired the then outstanding minority interest of Arcada. The minority interest was approximately 31% on a fully diluted basis. The acquisition of the minority interest was accounted for as a purchase and in connection with the acquisition, Seagate Technology issued 2,553,000 shares of common stock with a fair market value of approximately $52,009,000 and 1,817,000 options to purchase common stock with a fair market value of approximately $33,065,000 (aggregate fair value of $85,074,000). The value of the shares of Seagate Technology common stock issued to shareholders of Arcada was determined based on the average market price of Seagate Technology's common stock five days before and five days after October 3, 1995, the date that the terms of the acquisition were agreed to. The options were issued to employees of Arcada and Conner, Arcada's parent, in exchange for options of Arcada. The options have a term of 10 years and vest 1/16 per quarter over 4 years. The value of the options were based on the intrinsic value of options, which approximates the fair value The following is a summary of the purchase price allocation for the acquisition of the minority interest, in thousands:

Assembled workforce........................................  $ 1,355
Distribution network.......................................       94
Corporate accounts.........................................      375
Strategic alliances........................................    1,437
OEM agreements.............................................    3,217
Value added resellers......................................    2,030
Trademarks.................................................    2,811
Developed technology.......................................    4,623
In-process research and development........................   43,949
Deferred tax liability.....................................   (6,254)
Goodwill...................................................   31,437
                                                             -------
                                                             $85,074
                                                             =======

     Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Network & Storage Management Group's intentions for future use of the acquired assets, and (iii) analysis of data available concerning Arcada's products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Network & Storage Management Group and Arcada operate was also considered in the valuation analysis.

     Specifically, purchased research and development ("purchased R&D") was identified and valued through extensive interviews and discussions with the Network & Storage Management Group and Arcada management and the analysis of data provided by Arcada concerning Arcada's developmental products, their respective stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased R&D project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects.

     DISCUSSION OF IN-PROCESS RESEARCH & DEVELOPMENT ONE TIME WRITE-OFF

  Overview

     As of the acquisition date, Arcada had spent a significant amount of money on research and development related to the re-development efforts to add features and utilities to the Desktop, NetWare and Windows NT products such as disk grooming, hierarchical storage management, upgraded graphical user interfaces, file and server replication, and server mirroring in order to continue to meet increasingly complex user needs.

     In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate purchased existing products from Arcada, since the majority of the original underlying code and base technology for the NetWare and Windows NT product families was completed in the 1990 time frame, the technologies, as of the date of valuation, were desperately in need of, and therefore, as mentioned above, was undergoing significant re-development.

  Assumptions

     Revenue

     Future revenue estimates were generated for the following product families:
(i) Desktop, (ii) NetWare, and (iii) Windows NT. Aggregate revenue for Arcada products was estimated to be approximately $94 million for the ten and one-half months ending December 31, 1996. Revenues were estimated to increase to approximately $161 million and $233 million for calendar years 1997 and 1998 when most of the in-process projects were expected to be complete and shipping. Thereafter, revenue was estimated to increase at rates ranging from 35% to 40% for calendar years 1999 through 2002. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenues, (iii) growth rates for the storage management software market,
(iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology. The estimated product development cycle for the new products ranged from 12 to 18 months.

     Operating expenses

     Operating expenses used in the valuation analysis of Arcada included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both Seagate Software and Arcada's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

     Cost of goods sold. Cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies ranged from approximately 5% to 30% (30% for Desktop, 10% for NetWare, and 5% for Windows NT). Seagate Software's cost of goods sold was 20% for fiscal 1996, 22% for fiscal 1997, and 17% for fiscal 1998.

     General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies ranged from 12% in calendar 1996 to 8% in calendar 1998 and beyond.

     Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 30% throughout the estimation period.

     Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 5% of revenue for the developed technologies and 3% of revenue for the in-process technologies throughout the estimation period.

     In addition, as of the date of acquisition, the Network & Storage Management Group management anticipated the costs to complete the Desktop, NetWare, and Windows NT technologies at approximately $6.8 million, $4.5 million, and $7.5 million, respectively. Since the acquisition date, all projects originally acquired from Arcada were commercially released prior to the end of the fourth quarter of fiscal 1997.

     Effective tax rate

     The effective tax rate utilized in the analysis of developed and in-process technologies was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

     Discount rate

     The discount rates selected for Arcada's developed and in-process technologies were 15% and 17.5%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (approximately 13% to 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18%). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

ACQUISITION OF SYTRON CORPORATION.

     In July 1995, Arcada Software, Inc., a majority-owned subsidiary of Arcada, acquired the assets and liabilities of Sytron Corporation, a company which developed, produced and marketed software products for data storage management. The purchase price of approximately $5,017,000 was paid in cash. Arcada accounted for the acquisition using the purchase method, and the results of operations of Sytron are only included in Seagate Software's operations since the acquisition was completed. The following is a summary of the purchase price allocation, in thousands:

Current assets and other tangible assets....................  $  848
Liabilities assumed.........................................    (508)
Developed technology........................................   1,487
In-process research and development.........................   2,817
Goodwill....................................................     373
                                                              ------
                                                              $5,017
                                                              ======

STOCKHOLDERS' EQUITY

     Seagate Software's authorized capital stock consists of 95,600,000 shares of common stock and 73,000,000 shares of preferred stock, 54,633,333 of which have been designated as Series A preferred stock and 18,366,667 of which remain undesignated.

     PREFERRED STOCK. The Series A preferred have the following rights, preferences and privileges:

     Conversion. The holders of the Series A preferred stock have the right to convert the Series A preferred stock at any time into common stock. The Series A preferred stock will be automatically converted into common stock, at the then-effective conversion price, upon the closing of a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended. The initial conversion rate will be one share of preferred stock for each share of common stock. The conversion price of the Series A preferred stock will be subject to adjustment to reduce the effect of dilution in the event that Seagate Software issues additional shares of common stock or equivalents.

     Voting. Each share of Series A preferred stock entitles the holder to one vote for each share of common stock into which such share could then be converted. Except as required by law, the holders of shares of Series A preferred stock and the holders of shares of common stock shall vote together as one class on all matters submitted to a vote of stockholders of Seagate Software.

     Dividend Preference. The holders of shares of Series A preferred stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, an annual cash dividend in the amount of $0.45 per share (as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like (collectively a "Recapitalization") with respect to the Series A preferred stock), prior and in preference to any declaration or payment of any dividend (payable other than in common stock) on the common stock of Seagate Software. Such dividends shall not be cumulative, and no right shall accrue to holders of Series A preferred stock by reason of the fact that dividends on such shares are not declared or paid in any year. On the date that is the end of the first fiscal year in which Seagate Software recognizes net income after taxes, the holders of shares of Series A preferred stock shall be entitled to receive, out of funds legally available for the purpose, an annual cash dividend in the amount of $0.45 per share (as adjusted to reflect any Recapitalization) prior and in preference to any declaration or payment of any dividend (payable other than in common stock) on the common stock of Seagate Software (the "Cumulative Dividend"). The Cumulative Dividend shall accrue from the Cumulative Dividend Date and shall be payable only when, as and if determined by the Board, provided, that if the Cumulative Dividend shall not have been paid and a sum sufficient for the payment thereof set apart, the deficiency shall first be fully paid before any dividend or other distribution (other than dividends payable solely in common stock) shall be paid or declared and set apart for the common stock of Seagate Software. In the event any dividend shall be paid to the holders of common stock such dividend shall be distributed among the holders of the common stock and the Series A preferred stock in proportion to the shares of common stock then held by them and the shares of common stock which they then have the right to acquire upon the conversion of the Series A preferred stock held by them.

     Liquidation Preference. In the event of any liquidation, dissolution or winding up of Seagate Software or other reorganization, a distribution of $7.50 per share, as adjusted to reflect any Recapitalization of Series A preferred stock, plus all accrued or declared but unpaid dividends, if any, shall be made to the holders of Series A preferred stock before any amount shall be paid to the holders of common stock.

     DIVIDENDS. No dividends have been declared, or paid, to date by Seagate Software on any of the outstanding common stock or preferred stock.

     STOCK OPTION PLANS. The Option Plan provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of Seagate Software. Seagate Software has reserved a total of 12,600,000 shares under the Plan. Options granted under Seagate Software's Plan are granted at fair market value, expire ten years from the date of the grant and vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Following is a summary of stock option activity from the inception of the plan through the year ended July 3, 1998:

                                                     OPTIONS OUTSTANDING
                                      --------------------------------------------------
                                      NUMBER OF SHARES   WEIGHTED AVERAGE EXERCISE PRICE
                                      ----------------   -------------------------------
Balance at June 30, 1995............             --                   $  --
  Granted...........................      3,276,200                    4.00
  Exercised.........................             --                      --
  Canceled..........................        (45,088)                   4.00
                                         ----------
Balance at June 28, 1996............      3,231,112                    4.00
  Granted...........................      2,851,255                    5.42
  Exercised.........................        (20,855)                   4.00
  Canceled..........................       (973,733)                   4.36
                                         ----------
Balance at June 27, 1997............      5,087,779                    4.73
  Granted...........................      8,039,707                    9.04
  Exercised.........................       (892,212)                   5.13
  Canceled..........................     (1,299,143)                   5.27
                                         ----------
Balance at July 3, 1998.............     10,936,131                    7.81
                                         ==========

     Options available for grant were 750,802, 7,491,366 and 9,368,888 at the end of fiscal 1998, 1997 and 1996, respectively. The following tables summarize information about options outstanding at July 3, 1998.

                                                     OPTIONS OUTSTANDING             EXERCISABLE OPTIONS
                                           ---------------------------------------   --------------------
                                                           WEIGHTED
                                                            AVERAGE       WEIGHTED               WEIGHTED
                                                           REMAINING      AVERAGE                AVERAGE
                EXERCISE                   NUMBER OF      CONTRACTUAL     EXERCISE    NUMBER     EXERCISE
                 PRICES                      SHARES     LIFE (IN YEARS)    PRICE     OF SHARES    PRICE
                --------                   ----------   ---------------   --------   ---------   --------
$ 4.00...................................   2,288,427         8.0          $4.00       891,653    $4.00
$ 6.00...................................   3,860,158         9.0           6.00       305,374     6.00
$ 7.50 - 11.00...........................   2,043,397         9.6           8.83        11,760     7.86
$12.75...................................   2,744,149        10.0          12.75            --       --
                                           ----------                                ---------
  Total..................................  10,936,131         9.1           7.81     1,208,787     4.54
                                           ==========                                =========

     PRO FORMA INFORMATION. In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 provides an alternative to Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APBO 25") and requires additional disclosures. Seagate Software has elected to follow APBO 25 in accounting for stock options granted. Under APBO 25, Seagate Software generally recognized no compensation expense with respect to such options.

     Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after June 30, 1995 as if Seagate Software had accounted for its stock options under the fair value method of SFAS
123. The fair value of Seagate Software's stock options was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because Seagate Software's stock options granted to employees have characteristics significantly different from those of exchange-traded options (and are not fully transferable) and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of its stock options granted to employees. The fair value of Seagate Software's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                                                  SEAGATE
                                                      SEAGATE SOFTWARE           TECHNOLOGY
                                                         INCENTIVE             EMPLOYEE STOCK
                                                        STOCK OPTION              PURCHASE
                                                        PLAN SHARES             PLAN SHARES
                                                    --------------------    --------------------
                                                    1998    1997    1996    1998    1997    1996
                                                    ----    ----    ----    ----    ----    ----
Expected life (in years)..........................  3.67    3.65    3.65    .56     .50     .50
Risk-free interest rate...........................   5.7%    6.2%    5.6%   5.5%    5.4%    5.4%
Volatility........................................   .55     .55     .55    .63     .46     .46

     The weighted average exercise price and weighted average fair value of stock options granted in 1998 under Seagate Software's Plan were $9.04 and $4.20 per share, respectively. The weighted average purchase price and weighted average fair value of shares granted in 1998 under the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan") were $26.99 and $12.03, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the six-month purchase period for stock purchases under the Purchase Plan. Pro forma net loss per common share for 1996 is not presented because Seagate Software's current capital structure did not exist prior to April 1996, making presentation for prior periods not meaningful. Seagate Software's pro forma information follows, in thousands:

                                                      1998        1997        1996
                                                    --------    --------    ---------
Net loss..........................................  $(16,496)   $(57,831)   $(130,043)
Net loss per common share.........................  $(100.24)   $(854.05)

The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, and Seagate Software did not commence granting stock options for the purchase of Seagate Software common stock until June 1996, the pro forma effect will not be fully reflected until 2000.

INCOME TAXES

     Seagate Software is included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and Seagate Software have entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which Seagate Software computes hypothetical tax returns (with certain modifications) as if Seagate Software was not included in consolidated or combined returns with Seagate Technology. Seagate Software must pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology will pay Seagate Software the amount of such refunds. At the end of fiscal 1998, $8,500,000 in intercompany tax-related balances was due from Seagate Software to Seagate Technology. At the end of fiscal 1997 and 1996, there were no intercompany tax-related balances outstanding between Seagate Software and Seagate Technology.

     The (benefit from) provision for income taxes consisted of the following, in thousands:

                                                         1998       1997       1996
                                                        -------    -------    -------
Current Tax Expense
  Federal.............................................  $ 9,444    $(5,007)   $(7,196)
  State...............................................    1,575       (384)      (762)
  Foreign.............................................    8,908      4,182        996
                                                        -------    -------    -------
Total Current Tax Expense.............................   19,927     (1,209)    (6,962)
Deferred Tax Expense
  Federal.............................................   (3,831)    (6,330)    (1,498)
  State...............................................     (711)    (1,175)      (288)
                                                        -------    -------    -------
Total Deferred Tax Expense............................   (4,542)    (7,505)    (1,786)
                                                        -------    -------    -------
(Benefit from) Provision for Income Taxes.............  $15,385    $(8,714)   $(8,748)
                                                        =======    =======    =======

     The (benefit from) provision for income taxes has been computed on a separate return basis (with certain modifications), except that pursuant to the Tax Allocation Agreement, the tax benefits of certain of Seagate Software's fiscal 1997 and 1996 tax losses and credits were recognized in the year such losses and credits were utilized by Seagate Technology in its tax returns. In fiscal 1998, Seagate Software did not recognize the benefit of certain tax credits because they were not expected to be utilized by Seagate Technology in its tax returns.

     The pro forma information assuming a tax benefit based on a separate return basis is as follows, in thousands:

                                                            YEAR ENDED
                                                           JULY 3, 1998
                                                           ------------
Income before provision for income taxes.................     $6,115
Provision for income taxes...............................      4,548
                                                              ------
Net income...............................................     $1,567
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of Seagate Software's deferred tax assets and liabilities were as follows, in thousands:

                                                           1998        1997
                                                         --------    --------
DEFERRED TAX ASSETS
Receivable reserves....................................  $  1,951    $  1,859
Accrued warranty.......................................       244         192
Inventory write-downs not currently deductible.........       504         299
Accrued compensation and benefits......................     1,329       1,517
Depreciation...........................................      (986)        827
Accrued restructuring..................................        --         963
Accrued expenses not currently deductible..............     2,532         850
Acquisition related items..............................    36,264      34,745
Domestic and foreign net operating loss
  carryforwards........................................    13,116      13,098
Tax credit carryforwards...............................     8,686       1,155
Other..................................................     2,164       2,372
                                                         --------    --------
  Total Deferred Tax Assets............................    65,804      57,877
Valuation allowance....................................   (65,804)    (57,877)
                                                         --------    --------
  Net Deferred Tax Assets..............................        --          --
                                                         ========    ========
DEFERRED TAX LIABILITIES
Acquisition related items..............................    (1,691)     (6,233)
                                                         --------    --------
  Total Deferred Tax Liabilities.......................    (1,691)     (6,233)
                                                         --------    --------
Net Deferred Tax Liabilities...........................  $ (1,691)   $ (6,233)
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

     As of June 27, 1997, Seagate Software has domestic and foreign net operating loss carryforwards of approximately $37,515,000 expiring in 2003 through 2010 if not used to offset future taxable income. In addition, Seagate Software, as of July 3, 1998, has research and development tax credit carryforwards of approximately $1,155,000 expiring in 2005 through 2011 and foreign tax credit carryforwards of $7,351,000, expiring in 2003, if not used to offset future tax liabilities.

     The reconciliation between the (benefit from) provision for income taxes at the U.S. statutory rate and the effective rate is summarized as follows, in thousands:

                                                       1998        1997        1996
                                                      -------    --------    --------
(Benefit) provision at U.S. statutory rate..........  $ 2,140    $(21,937)   $(48,446)
State income taxes (benefit), net...................      393        (382)       (762)
Foreign taxes in excess of the U.S. statutory
  rate..............................................    2,084         255          25
In-process research and development.................       --          --      15,382
Goodwill and other acquisition related items........    2,894       4,358       2,833
Valuation allowance.................................    7,927       8,871      22,216
Other...............................................      (53)        121           4
                                                      -------    --------    --------
                                                      $15,385    $ (8,714)   $ (8,748)
                                                      =======    ========    ========

     Cumulative undistributed earnings of certain foreign operations of Seagate Software of $2,633,000 are considered to be permanently invested in non-U.S. operations. No U.S. federal and state income tax has been provided on these amounts. Additional U.S. federal and state income taxes that would have to be provided if these earnings were repatriated to the U.S. cannot be determined at this time.

RESTRUCTURING COSTS

     Restructuring charges were $9.5 million in fiscal 1996 and $2.5 million in fiscal 1997. The 1996 restructuring charges pertain to the acquisition of Arcada Holdings, Inc. in February 1996. As a result of the acquisition, Seagate Software had obtained duplicate technologies and product lines in data protection and storage management software as those assets acquired in the Palindrome Corporation (Palindrome) acquisition in fiscal 1995. Seagate Software determined that it would be beneficial to consolidate the world-wide sales, marketing, research and development, technical support and other operations and administrative functions of its network and storage management business. A restructuring plan was approved by the Board of Directors in March 1996 and the plan resulted in facility closures and staff reductions of 43 at the Arcada facilities in Westboro, Massachusetts, the United Kingdom and France, as well as staff reductions of 69 at the former Palindrome facility in Naperville, Illinois. In addition, because Arcada had a better industry reputation and superior products to those of Palindrome, Seagate Software's plan and strategy going forward was to focus on the technologies and products acquired from Arcada. The revenue and net operating loss relating to products acquired from Palindrome in fiscal 1996 was $15.9 million and $2.1 million respectively. For fiscal 1997, the revenue and net operating loss relating to products acquired from Palindrome was $3.3 million and $3.7 million respectively.

     The non-cash restructuring charges included amounts for abandonment of the Palindrome trademarks, impairment of the capitalized workforce intangible assets pertaining to the acquisition of Palindrome because of the planned layoff of personnel, write-off of a duplicate trade show booth, and write-off of obsolete Palindrome marketing materials. Cash restructuring charges included amounts for severance and benefits to terminated Palindrome employees, costs for facilities lease termination, other contract cancellation fees, and merger related costs incurred by Arcada in the acquisition of the Arcada minority interests by Seagate Technology.

     The fiscal 1997 restructuring charges netted to $2.5 million, comprised of a $3.4 million restructuring charge that included the closure of Seagate Software's Network & Storage Management Group's facility located in Cupertino, California. This facility closure resulted in cash charges for severance and benefits for 69 employee terminations and non-charges for excess facilities and the write down of equipment. In addition, the $3.4 million included amounts related to the Company's decision, after concluding a sale was no longer viable, to no longer pursue the technologies acquired in the 1996 acquisition of Calypso Software Systems, Inc. and to shutdown its operations. This decision resulted in cash charges for severance and benefits for 35 employee terminations and non-cash charges for the write off of certain remaining intangible assets of Calypso. The revenue and net operating loss relating to Calypso for fiscal 1996 was $444,000 and $53,000 respectively. For fiscal 1997, the revenue and net operating loss relating to Calypso was $640,000 and $47,000 respectively.

     The restructuring charges recorded in fiscal 1997 were reduced by $957,000 for the reversal of amounts pertaining to the fiscal 1996 restructuring charges as a result of a higher than planned number of voluntary employee terminations without severance benefits prior to the facility shutdown and completion of other aspects of the restructuring plan at less than the originally estimated cost, net of an increase in the accrual for facilities lease payments due to changes in estimates of the costs to terminate leases after facilities closure.

     A summary of Seagate Software's restructuring activities for the past three years is provided below (in thousands):

                       SEVERANCE
                          AND                                                           CONTRACT     LEGAL AND
                       EMPLOYEE                                                       CANCELLATION   ACCOUNTING    OTHER
                       BENEFITS    FACILITIES   EQUIPMENT   INVENTORY   INTANGIBLES       FEES          FEES      EXPENSES
                       ---------   ----------   ---------   ---------   -----------   ------------   ----------   --------
1996 charges.........   $1,554       $1,571      $ 1,018      $ 300       $ 4,312         $ 67         $ 525       $ 155
Cash charges.........     (518)          --           --         --            --           --          (568)         --
Non-cash charges.....       --         (121)        (116)        --        (4,052)          --            --        (138)
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1996........    1,036        1,450          902        300           260           67           (43)         17
1997 charges.........      770          505          728         --         1,378           --            --         100
Cash charges.........     (975)        (915)          --         --            --           --            --          --
Non-cash charges.....       --          (72)         (44)        --        (1,378)          --            --          --
Adjustment...........     (351)         267         (172)      (300)         (260)         (67)           43        (117)
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1997........      480        1,235        1,414         --            --           --            --          --
Cash charges.........     (373)        (519)          (9)        --            --           --            --          --
Non-cash charges.....       --           --       (1,045)        --            --           --            --          --
Adjustment...........     (107)         467         (360)        --            --           --            --          --
                        ------       ------      -------      -----       -------         ----         -----       -----
Reserves 1998........   $   --       $1,183      $    --      $  --       $    --         $ --         $  --       $  --
                        ======       ======      =======      =====       =======         ====         =====       =====


                        TOTAL
                       -------
1996 charges.........  $ 9,502
Cash charges.........   (1,086)
Non-cash charges.....   (4,427)
                       -------
Reserves 1996........    3,989
1997 charges.........    3,481
Cash charges.........   (1,890)
Non-cash charges.....   (1,494)
Adjustment...........     (957)
                       -------
Reserves 1997........    3,129
Cash charges.........     (901)
Non-cash charges.....   (1,045)
Adjustment...........       --
                       -------
Reserves 1998........  $ 1,183
                       =======

     Seagate Software's remaining restructuring reserves pertain to continuing lease payments on facilities that were closed and abandoned as a result of the Palindrome restructuring. Seagate Software has been unable to sublease these facilities and anticipates that the remaining restructuring reserves will be utilized over the period through lease termination in fiscal 2002.

     In fiscal 1996, Seagate Software recorded a restructuring reserve of $9,502,000 for the following items:

     Severance and employee benefits ($1,554,000) -- Severance and employee benefits included amounts for consolidation of operations and termination of employees at the Arcada facilities in Westboro, Massachusetts, the United Kingdom and France, as well as at the former Palindrome facility in Naperville, Illinois.

     Excess facilities ($1,571,000) -- This accrual was designed to provide for rent termination costs and rent expense for facilities located in Naperville, Westboro, the United Kingdom and France that are to be closed as a result of the restructuring actions.

     Equipment ($1,018,000) -- This amount is a reserve for equipment at the Naperville, Westboro, the United Kindgom and France facilities. It consists of computer equipment, furniture and fixtures and software at these facilities that will not be used after the locations are closed. All of the equipment provided for in this reserve has been abandoned.

     Inventory ($300,000) -- This consists of obsolete packaging material that will no longer be used and OEM inventory of $80,000 that will no longer be sold.

     Intangibles ($4,312,000) -- This write down consists of Palindrome intangible assets of $3,534,000, $390,000 of developed technology related to Atlas and $388,000 of goodwill related to the Sytron acquisition. The Palindrome intangible assets were further broken down into trademark of $1,000,000, workforce of $1,188,000, distribution network of $69,000 and goodwill of $1,277,000. Seagate Software decided to pursue the Arcada brand name and trademark and abandon the Palindrome trademark. As a result, Seagate Software determined that it would lay off substantially all of the 121 employees of Palindrome located at the Naperville facility. At the time of original purchase, Seagate Software proportionally allocated goodwill to long-lived intangible assets based upon the original purchase price. The amounts of goodwill included in the restructuring reserve relate to the remaining unamortized goodwill associated with the intangible assets written off.

     Contract Cancellation ($67,000) -- This $67,000 item is a canceled contract for outsourced Technical Support with a vendor used by Palindrome.

     Legal/Accounting Fees ($525,000) -- This $525,000 represents and estimate of the legal and accounting fees that were to be incurred by Arcada from the acquisition of Arcada stock by Seagate Technology.

     Other ($155,000) -- This represents a trade show booth valued at $100,000 that is redundant and $55,000 worth of obsolete marketing materials.

     The above assets were not impaired in a prior period because their impairment arose specifically from the restructuring actions taken as a result of the acquisition of the minority interest in Arcada in the third quarter of fiscal 1996. Prior to the acquisition, Palindrome products were marketed and sold as part of the Seagate Software portfolio. Seagate Software has not generated any income from these activities in subsequent periods.

     In fiscal 1997, Seagate Software recorded an additional restructuring reserve of $3,481,000 that resulted primarily from the plan to shutdown Manchester operations and the decision to try to sell the Calypso technology and a separate decision to consolidate Network & Storage Management Group operations which resulted in the shutdown of Seagate Software's facility in Cupertino, California.

     Severance and employee benefits ($770,000) -- Severance and employee benefits included amounts for the shutdown and termination of employees at the Cupertino, California facility due to a consolidation of operations and the shutdown and termination of employees at the Calypso facility in Manchester, New Hampshire due to a decision to no longer pursue the Calypso products and technologies.

     Excess facilities ($505,000) -- This accrual was designed to provide for rent termination costs and rent expense for facilities closures in Manchester, New Hampshire and Cupertino, California.

     Equipment ($728,000) -- This equipment is in the Manchester and Cupertino facilities that would not be used after the shutdowns. It consisted largely of computer equipment but also included amounts for furniture and fixtures and software. All of the equipment provided for in this reserve has been abandoned.

     Intangibles ($1,378,000) -- This asset consisted of Calypso related intangibles first capitalized upon the acquisition of Calypso in fiscal 1996. The amounts written down included net developed technology of $1,086,000 and assembled workforce of $292,000. These assets were written down based on management's plan to sell Calypso and its products and technologies.

     Other ($100,000) -- This represents miscellaneous additional costs related to the Manchester (Calypso) shutdown.

     The above assets were not impaired in a period prior to recording the restructuring reserves because their impairment arose specifically from the business decision and plan in the fourth quarter of fiscal 1997 to close the Manchester (Calypso) facility and abandon that technology and the additional decision to consolidate operations of the company and close the Cupertino facility.

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

BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     Seagate Software operates in a single industry segment by developing, marketing and supporting business intelligence and systems infrastructure management software products, and related professional services. The following tables summarize Seagate Software's operations in different geographic areas, in thousands:

                                                       YEAR ENDED JULY 3, 1998
                                          -------------------------------------------------
                                                                ADJUSTMENTS
                                           NORTH                    AND
                                          AMERICA     EUROPE    ELIMINATIONS   CONSOLIDATED
                                          --------   --------   ------------   ------------
Revenues from unaffiliated customers....  $275,606   $ 17,620     $    --        $293,226
Transfers between geographic areas......     2,368         30      (2,398)             --
                                          --------   --------     -------        --------
Total net sales.........................  $277,974   $ 17,650      (2,398)       $293,226
Income (loss) from operations...........    19,954    (13,829)         --           6,125
Other income (expense), net.............       287       (297)         --             (10)
                                          --------   --------     -------        --------
Income (loss) before income taxes.......  $ 20,241   $(14,126)    $    --        $  6,115
                                          --------   --------     -------        --------
Identifiable assets.....................  $114,086   $ 24,911     $    --        $138,997
                                          ========   ========     =======        ========

                                                       YEAR ENDED JUNE 27, 1997
                                           ------------------------------------------------
                                                                ADJUSTMENTS
                                            NORTH                   AND
                                           AMERICA    EUROPE    ELIMINATIONS   CONSOLIDATED
                                           --------   -------   ------------   ------------
Revenues from unaffiliated customers....   $203,324   $13,626     $    --        $216,950
Transfers between geographic areas......        861       841      (1,702)             --
                                           --------   -------     -------        --------
Total net sales.........................   $204,185   $14,467     $(1,702)       $216,950
Loss from operations....................    (55,225)   (5,071)         --         (60,296)
Other expense, net......................     (2,315)      (66)         --          (2,381)
                                           --------   -------     -------        --------
Loss before income taxes................   $(57,540)  $(5,137)    $    --        $(62,677)
                                           ========   =======     =======        ========
Identifiable assets.....................   $107,617   $39,714     $    --        $147,331
                                           ========   =======     =======        ========

                                                      YEAR ENDED JUNE 28, 1996
                                         --------------------------------------------------
                                                                ADJUSTMENTS
                                           NORTH                    AND
                                          AMERICA     EUROPE    ELIMINATIONS   CONSOLIDATED
                                         ---------   --------   ------------   ------------
Revenues from unaffiliated
  customers...........................   $ 139,123   $  2,463      $  --        $ 141,586
Transfers between geographic areas....         312         --       (312)              --
                                         ---------   --------      -----        ---------
Total net sales.......................   $ 139,435   $  2,463      $(312)       $ 141,586
Loss from operations..................    (102,273)   (35,533)        --         (137,806)
Other income (expense), net...........        (644)        34         --             (610)
                                         ---------   --------      -----        ---------
Loss before income taxes..............   $(102,917)  $(35,499)     $  --        $(138,416)
                                         =========   ========      =====        =========
Identifiable assets...................   $ 155,730   $ 45,868      $  --        $ 201,598
                                         =========   ========      =====        =========

     The loss from operations includes net revenues less operating expenses. The loss from operations in Europe for the year ended June 28, 1996 is primarily related to the write-off of $35,892,000 of in-process research and development in connection with the Holistic acquisition. The loss from operations in Europe for the year ended June 27, 1997 includes approximately $7,662,000 of amortization of intangible assets relating to the Holistic acquisition and $2,613,000 relating to the write-off of in-process research and development for contingent payments made to the former shareholders of Holistic during 1997. The loss from operations in Europe for the year ended July 3, 1998 includes approximately $9,138,000 of amortization of intangible assets relating to the Holistic acquisition. The identifiable assets by geographic area are those assets used in Seagate Software's operations in each area.

     Seagate Software generated export revenues from the United States of approximately $66,250,000, $44,129,000 and $33,617,000 in 1998, 1997 and 1996,
respectively.

COMMITMENTS

     LEASES. Seagate Software leases certain property, facilities and equipment under non-cancelable lease agreements. Facility leases expire at various dates through 2008 and contain various provisions for rental adjustments. The leases require Seagate Software to pay property taxes, insurance and normal maintenance costs. Seagate Software also occupies certain facilities owned by Seagate Technology. Future minimum payments for operating leases were as follows at July 3, 1998, in thousands:

                                                             OPERATING
                                                              LEASES
                                                             ---------
1999.......................................................   $ 8,918
2000.......................................................     7,581
2001.......................................................     5,507
2002.......................................................     4,953
2003.......................................................     3,866
After 2003.................................................    35,992
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

     NON-CANCELABLE CAPITAL OBLIGATIONS. Non-cancelable capital obligations totaled $384,291 as of July 3, 1998.


LEGAL PROCEEDINGS

     On November 10, 1997, Vedatech Corporation commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd. claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Seagate Software's products (the "Complaint") and seeking monetary and injunctive relief. No specific damage amount has yet been claimed. Seagate Software has hired local counsel in the U.K., reviewed documents and conducted interviews. Seagate Software filed an initial response in the U.K. court on January 13, 1998 and is now in the discovery process. Seagate Software believes the Complaint has no merit and intends to vigorously defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on Seagate Software's liquidity, financial position or results of operations.

     In addition to the foregoing, Seagate Software is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on Seagate Software's financial position, liquidity or results of operations.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal years 1998 and 1997 are summarized below:

     The quarterly information for 1998 and 1997 has been restated to reflect the adjustment described in the Summary of Significant Accounting Policies note.


                                                                  AS REPORTED
                                             -----------------------------------------------------
                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Fiscal year 1998
  Net revenues.............................   $ 63,022      $ 72,344      $ 78,588      $ 79,272
  Gross profit.............................     49,226        60,842        65,314        67,384
  Income (loss) from operations............     (3,399)        1,343         7,015         1,946
  Net income (loss)........................     (2,915)        2,353         1,757        (9,685)
  Basic net income (loss) per share........     (28.12)        15.30          9.22        (46.08)
  Diluted net income (loss) per share......     (28.12)         0.04          0.03        (46.08)



                                                                  AS RESTATED
                                             -----------------------------------------------------
                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Fiscal year 1998
  Net revenues.............................   $ 63,022      $ 72,344      $ 78,588      $ 79,272
  Gross profit.............................     49,226        60,842        65,314        67,384
  Income (loss) from operations............     (3,594)        1,148         6,820         1,751
  Net income (loss)........................     (3,110)        2,158         1,562        (9,880)
  Basic net income (loss) per share........     (30.00)        14.03          8.19        (47.01)
  Diluted net income (loss) per share......     (30.00)         0.04          0.03        (47.01)



                                                                  AS REPORTED
                                             -----------------------------------------------------
                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Fiscal year 1997
  Net revenues.............................   $ 51,463      $ 55,136      $ 54,174      $ 56,177
  Gross profit.............................     39,837        43,328        39,777        46,219
  Loss from operations.....................     (7,608)       (9,187)      (37,182)      (10,056)
  Net loss.................................     (7,864)       (8,669)      (27,636)      (13,531)
  Basic and diluted net loss per share.....    (125.82)      (138.70)      (442.18)      (162.33)



                                                                  AS RESTATED
                                             -----------------------------------------------------
                                             1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                             -----------   -----------   -----------   -----------
Fiscal year 1997
  Net revenues.............................   $ 51,463      $ 55,136      $ 54,174      $ 56,177
  Gross profit.............................     39,837        43,328        39,777        46,219
  Loss from operations.....................     (6,523)       (8,053)      (35,469)      (10,251)
  Net loss.................................     (6,779)       (7,535)      (25,923)      (13,726)
  Basic and diluted net loss per share.....    (108.46)      (120.56)      (414.77)      (164.67)

     The following reconciles previously reported amounts to restated amounts by quarter for the years ended July 3, 1998 and June 27, 1997:

                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Fiscal year 1998
  Net income (loss) as originally
     reported...........................    $(2,915)      $ 2,353       $ 1,757       $(9,685)
  Increase in the amortization of
     goodwill and intangibles...........       (195)         (195)         (195)         (195)
                                            -------       -------       -------       -------
  Net income (loss) as restated.........    $(3,110)      $ 2,158       $ 1,562       $(9,880)
                                            =======       =======       =======       =======


                                          1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                          -----------   -----------   -----------   -----------
Fiscal year 1997
  Net loss as originally reported.......    $(7,864)      $(8,669)     $(27,636)     $(13,531)
  Reversal of goodwill write-offs and
     write-downs........................      1,085         1,184         1,817            --
  Increase in the amortization of
     goodwill and intangibles...........         --           (50)         (104)         (195)
                                            -------       -------      --------      --------
  Net loss as restated..................    $(6,779)      $(7,535)     $(25,923)     $(13,726)
                                            =======       =======      ========      ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of Seagate Software and certain information about them as of September 2, 1998, are as follows:

                                                                            DIRECTOR OR
                                                                             EXECUTIVE
         NAME            AGE                    POSITION                   OFFICER SINCE
         ----            ---                    --------                   -------------
Stephen J. Luczo.......  41    Chairman of the Board of Directors              1996
Gary B. Filler.........  57    Director                                        1996
Lawrence Perlman.......  60    Director                                        1996
Donald L. Waite........  65    Director                                        1996
Terence R.               39    President and Chief Operating Officer           1996
  Cunningham...........
Gregory B. Kerfoot.....  38    Chief Strategic Officer                         1996
Ellen E. Chamberlain...  41    Senior Vice President, Treasurer and Chief      1996
                               Financial Officer

     Mr. Luczo currently serves as Chairman of the Board of Directors of Seagate Software and as Chief Executive Officer, President and Director of Seagate Technology. Prior to becoming the Company's Board Chairman in July 1997, Mr. Luczo served as the Company's Chief Operating Officer between March 1995 and July 1997. Mr. Luczo joined Seagate Technology in October 1993 as Senior Vice President, Corporate Development and was promoted to Executive Vice President, Corporate Development in March 1995, where he served until September 1997. He was promoted to President and Chief Operating Officer in September 1997, serving in the latter capacity until August 1998. In July 1998, Mr. Luczo was promoted to Chief Executive Officer and appointed to the Board of Directors. Before joining Seagate Technology in 1993, Mr. Luczo was Senior Managing Director and Co-head of the Bear Stearns and Co. Global Technology Group from February 1992 to October 1993. Mr. Luczo also serves on the Boards of Directors of Gadzoox Microsystems, Inc. and Dragon Systems, Inc.

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

                                                                                           LONG-TERM
                                                                                          COMPENSATION
                                                                                          ------------
                                                                                           SECURITIES
                                                                                           UNDERLYING
             NAME AND                FISCAL                              OTHER ANNUAL       OPTIONS
        PRINCIPAL POSITION            YEAR    SALARY($)     BONUS($)    COMPENSATION($)    GRANTED(1)
        ------------------           ------   ---------     --------    ---------------   ------------
Stephen J. Luczo...................   1998    $ 92,756(2)   $     --        $ 2,971(2)      150,000
  Chairman of the Board of
     Directors                        1997     100,000(2)    195,000(2)       1,659(2)       80,000
Terence R. Cunningham..............   1998     155,002       803,800(3)          --         550,000
  President and Chief Operating
     Officer                          1997     150,530       537,127(3)          --         100,000
Gregory B. Kerfoot.................   1998     151,450       803,800(3)          --         550,000
  Chief Strategic Officer             1997     139,947       953,292(3)          --         100,000
Ellen E. Chamberlain...............   1998     155,002       391,500(3)      12,000         127,500
  Senior Vice President, Treasurer,
     and                              1997     155,000       221,500(4)       6,000          28,000
  Chief Financial Officer

---------------
(1) The stock options listed in the table represent options to purchase Common Stock of the Company. See "Executive Compensation -- Option Grants in Fiscal 1998" for additional information regarding options to purchase stock of the Company granted during fiscal year 1998.

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

                                                                                   POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF                                                   ASSUMED ANNUAL RATES OF
                          SECURITIES     % OF TOTAL      EXERCISE                  STOCK PRICE APPRECIATION FOR
                          UNDERLYING   OPTIONS GRANTED    OR BASE                         OPTION TERM(4)
                           OPTIONS     TO EMPLOYEES IN   PRICE PER    EXPIRATION   -----------------------------
          NAME            GRANTED(1)     FISCAL YEAR     SHARE(2)        DATE           5%              10%
          ----            ----------   ---------------   ---------    ----------   -------------   -------------
Stephen J. Luczo........    50,000          0.62%          $6.00(3)    08/29/07     $  188,668      $  478,123
                            50,000          0.62%           8.75(3)    02/02/08        275,141         697,262
                            50,000          0.62%          12.75(3)    07/01/08        400,920       1,016,011
Terence R. Cunningham...   200,000          2.49%           6.00(3)    08/29/07        754,674       1,912,491
                           100,000          1.24%           8.75(3)    02/02/08        550,283       1,394,525
                           250,000          3.11%          12.75(3)    07/01/08      2,004,602       5,080,054
Gregory B. Kerfoot......   200,000          2.49%           6.00(3)    08/29/07        754,674       1,912,491
                           100,000          1.24%           8.75(3)    02/02/08        550,283       1,394,525
                           250,000          3.11%          12.75       07/01/08      2,004,602       5,080,054
Ellen E. Chamberlain....    40,000          0.50%           6.00(3)    08/29/07        150,935         382,498
                            25,000          0.31%           8.75(3)    02/02/08        137,571         348,631
                            62,500          0.78%          12.75(3)    07/01/08        501,150       1,270,014

---------------
(1) All stock options granted in fiscal 1998 vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Under the Option Plan, the Company's Board retains discretion to modify the terms, including the price, of outstanding options.

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

                                                      NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                           NUMBER OF                 UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                            SHARES       VALUE      OPTIONS AT 1998 YEAR END         AT 1998 YEAR END(2)
                           ACQUIRED     RECEIVED   ---------------------------   ---------------------------
          NAME            ON EXERCISE     $(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
          ----            -----------   --------   -----------   -------------   -----------   -------------
Stephen J. Luczo........         --     $     --      34,000        216,000       $245,500      $1,007,000
Terence R. Cunningham...    400,000      200,000          --        350,000             --         400,000
Gregory B. Kerfoot......         --           --     100,000        650,000        755,000       2,545,000
Ellen E. Chamberlain....     12,000       12,800      14,400        161,100        110,000         635,200

---------------
(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

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

                                                      NUMBER OF          EXERCISE OR
                                                SECURITIES UNDERLYING     BASE PRICE
                     NAME                        OPTIONS GRANTED(1)      PER SHARE(2)
                     ----                       ---------------------    ------------
Alan F. Shugart(3)............................         30,000               $ 6.00
                                                       15,000                 8.75
                                                       25,000                12.75
Stephen J. Luczo..............................         50,000                 6.00
                                                       50,000                 8.75
                                                       50,000                12.75
Donald L. Waite...............................             --                   --
Gary B. Filler................................         15,000                 6.00
Lawrence Perlman..............................         15,000                 6.00

---------------
(1) All stock options granted in fiscal 1998 vest over four years; 20% at the end of years one and two and 30% at the end of years three and four. Under the Option Plan, the Company's Board retains discretion to modify the terms, including the price, of outstanding options.

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

(iii) each of the Company's directors in office as of July 3, 1998, and (iv) all directors and executive officers as of July 3, 1998 as a group.

                                             NUMBER OF COMMON     PERCENT OF COMMON
                                             EQUIVALENT SHARES   EQUIVALENT SHARES(1)
                                             -----------------   --------------------
Seagate Technology, Inc.(2)................     54,695,833               98.4%
  920 Disc Drive
  Scotts Valley, CA 95066
Alan F. Shugart(3).........................     54,795,833               98.5%
Stephen J. Luczo(4)........................     54,729,833               98.4%
Donald L. Waite(5).........................     54,715,833               98.4%
Gary B. Filler(6)..........................     54,706,833               98.4%
Lawrence Perlman(7)........................     54,706,833               98.4%
Ellen E. Chamberlain(8)....................         26,400                  *
Terence R. Cunningham(9)...................        400,000                  *
Gregory B. Kerfoot(10).....................        100,000                  *
All directors and executive officers as a
  group (8 persons)(11)....................     55,398,233               99.6%

---------------
  *  Less than one percent.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:


        1.Financial Statements. The consolidated financial statements of Seagate
          Software and subsidiaries and supplemental schedule of the registrant as set forth under Item 8 are filed as part of this Form 10-K/A.



        2. Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Software and subsidiaries are filed as part of this Form 10-K/A and should be read in conjunction with the consolidated financial statements of Seagate Software and subsidiaries.


                        DESCRIPTION                           PAGE
                        -----------                           ----
Schedule II -- Valuation and Qualifying Accounts............   74

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.


        The independent auditors' report with respect to the above-listed financial statements and schedules appears on page 25 of this report on Form 10-K/A.


        3. Exhibits


 3.1+          Certificate of Incorporation of Registrant, as amended
 3.2+          Bylaws of Registrant, as amended
 4.1+          Voting Agreement dated December 26, 1996 among the
               Registrant, Seagate Software Information Management Group,
               Inc. and Seagate Technology International Holdings
10.1+          1996 Stock Option Plan, as amended, form of Stock Option
               Agreement and form of Amendment to Stock Option Agreement
10.2(A)        Seagate Technology, Inc. Employee Stock Purchase Plan, as
               amended
10.3+          Lease Agreement, dated December 27, 1994, between the
               Registrant and Clover Investments, Inc.
10.4+          Lease Agreement, dated March 21, 1996 between the Registrant and 400 International Parkway Development Company
10.5*+         General Services Agreement dated June 28, 1997 between the
               Registrant and Seagate Technology, Inc.
10.6+          Tax Allocation Agreement dated April 4, 1996 between the
               Registrant and Seagate Technology, Inc.
10.7+          Intercompany Revolving Loan Agreement dated June 28, 1996
               between the Registrant and Seagate Technology, Inc.
10.7.1(A)      Amendment No. 1 dated July 4, 1998 to Intercompany Revolving
               Loan Agreement between the Registrant and Seagate
               Technology, Inc.
10.8+          Form of Indemnification Agreement entered into between the
               Registrant and its directors and officers
10.9+          Support Agreement dated December 26, 1996 between the
               Registrant and Seagate Software Information Management
               Group, Inc.
10.10(A)       Lease Agreement dated as of November 1, 1997 by and among
               Seagate Technology, Inc., Seagate Software Information
               Management Group, Inc. and No. 163 Cathedral Ventures Ltd.

10.11(A)     Separation Agreement and Release dated July 29, 1998 between Seagate Technology, Inc. and Alan
             F. Shugart
13.1+        Holistic Systems Ltd. (now Seagate Software Information Management Group Limited) Statements of
             Consolidated Profits and Cash Flows and Related Notes Year Ended 31 March 1996
21.1(A)      Subsidiaries of the Registrant
23.1         Consent of Ernst & Young LLP, Independent Auditors
24.1(A)      Power of Attorney
27.1         Amended Financial Data Schedule
27.2         Amended Financial Data Schedule


---------------
 * Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SEAGATE SOFTWARE, INC.

                                          By:                  *

                                            ------------------------------------
                                                   Terence R. Cunningham
                                               President and Chief Operating
                                                           Officer


Dated: April 16, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                     TITLE                     DATE
                      ---------                                     -----                     ----
                          *                                  President and Chief         April 16, 1999
-----------------------------------------------------         Operating Officer
               (Terence R. Cunningham)

                          *                                Chief Strategic Officer       April 16, 1999
-----------------------------------------------------
                (Gregory B. Kerfoot)

              /s/ ELLEN E. CHAMBERLAIN                      Senior Vice President,       April 16, 1999
-----------------------------------------------------        Treasurer and Chief
               (Ellen E. Chamberlain)                         Financial Officer

                          *                                 Chairman of the Board        April 16, 1999
-----------------------------------------------------            of Directors
                 (Stephen J. Luczo)

                          *                                        Director              April 16, 1999
-----------------------------------------------------
                  (Gary B. Filler)

                          *                                        Director              April 16, 1999
-----------------------------------------------------
                 (Lawrence Perlman)

                          *                                        Director              April 16, 1999
-----------------------------------------------------
                  (Donald L. Waite)


*By: /s/ Ellen E. Chamberlain

     ------------------------------------------------------
     Ellen E. Chamberlain
     Attorney-in-fact

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT   CHARGED TO                 BALANCE AT
                                                  BEGINNING    COSTS AND    DEDUCTIONS-     END OF
                  DESCRIPTION                     OF PERIOD     EXPENSES    DESCRIBE(1)     PERIOD
                  -----------                     ----------   ----------   -----------   ----------
YEAR ENDED JULY 3, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts............  $1,270,000   $1,177,000    $811,000     $1,636,000
                                                  ==========   ==========    ========     ==========
YEAR ENDED JUNE 27, 1997:
  Deducted from asset accounts:
     Allowance for doubtful accounts............  $  597,000   $1,522,000    $849,000     $1,270,000
                                                  ==========   ==========    ========     ==========
YEAR ENDED JUNE 28, 1996:
  Deducted from asset accounts:
     Allowance for doubtful accounts............  $  405,000   $  408,000    $216,000     $  597,000
                                                  ==========   ==========    ========     ==========

---------------
(1) Uncollectible accounts written off, net of recoveries.

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS


 3.1+       Certificate of Incorporation of Registrant, as amended
 3.2+       Bylaws of Registrant, as amended
 4.1+       Voting Agreement dated December 26, 1996 among the
            Registrant, Seagate Software Information Management Group,
            Inc. and Seagate Technology International Holdings
10.1+       1996 Stock Option Plan, as amended, form of Stock Option
            Agreement and form of Amendment to Stock Option Agreement
10.2(A)     Seagate Technology, Inc. Employee Stock Purchase Plan, as
            amended
10.3+       Lease Agreement, dated December 27, 1994, between the
            Registrant and Clover Investments, Inc.
10.4+       Lease Agreement, dated March 21, 1996 between the Registrant and 400 International Parkway Development Company
10.5*+      General Services Agreement dated June 28, 1997 between the
            Registrant and Seagate Technology, Inc.
10.6+       Tax Allocation Agreement dated April 4, 1996 between the
            Registrant and Seagate Technology, Inc.
10.7+       Intercompany Revolving Loan Agreement dated June 28, 1996
            between the Registrant and Seagate Technology, Inc.
10.7.1(A)   Amendment No. 1 dated July 4, 1998 to Intercompany Revolving
            Loan Agreement between the Registrant and Seagate
            Technology, Inc.
10.8+       Form of Indemnification Agreement entered into between the
            Registrant and its directors and officers
10.9+       Support Agreement dated December 26, 1996 between the
            Registrant and Seagate Software Information Management
            Group, Inc.
10.10(A)    Lease Agreement dated as of November 1, 1997 by and among
            Seagate Technology, Inc., Seagate Software Information
            Management Group, Inc. and No. 163 Cathedral Ventures Ltd.
10.11(A)    Separation Agreement and Release dated July 29, 1998 between
            Seagate Technology, Inc. and Alan F. Shugart
13.1+       Holistic Systems Ltd. (now Seagate Software Information
            Management Group Limited) Statements of Consolidated Profits
            and Cash Flows and Related Notes Year Ended 31 March 1996
21.1(A)     Subsidiaries of the Registrant
23.1        Consent of Ernst & Young LLP, Independent Auditors
24.1(A)     Power of Attorney
27.1        Amended Financial Data Schedule
27.2        Amended Financial Data Schedule


---------------
 * Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

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