Form 10-Q/A
period 1998-10-02
SEAGATE SOFTWARE INC
filed 1999-04-16
CIK 1046389

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                  FORM 10-Q/A


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTER ENDED OCTOBER 2, 1998

                         COMMISSION FILE NO. 000-23169

                            ------------------------

                             SEAGATE SOFTWARE, INC.
                                  (REGISTRANT)

                            ------------------------

                     INCORPORATED IN THE STATE OF DELAWARE

                I.R.S. EMPLOYER IDENTIFICATION NUMBER 77-0397623

                915 DISC DRIVE, SCOTTS VALLEY, CALIFORNIA 95066

                           TELEPHONE: (831) 438-6550

                            ------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                             SEAGATE SOFTWARE, INC.


                                                                        PAGE
                                                                        NO.
                                                                        ----
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of October 2, 1998
          (unaudited) and July 3, 1998................................     2
          Condensed Consolidated Statements of Operations for the
          three months ended October 2, 1998 and October 3, 1997
          (unaudited).................................................     3
          Condensed Consolidated Statements of Cash Flows for the
          three months ended October 2, 1998 and October 3, 1997
          (unaudited).................................................     4
          Notes to the Condensed Consolidated Financial Statements
          (unaudited).................................................     5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 3.   Quantitative and Qualitative Disclosures about Market
          Risks.......................................................    23
PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................  II-1
Item 6.   Exhibits and Reports on Form 8-K............................  II-1
          SIGNATURES..................................................  II-2

                             SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                              OCTOBER 2, 1998    JULY 3, 1998
                                                              ---------------    ------------
                                                                (UNAUDITED)          (1)
                                           ASSETS
Cash........................................................     $ 10,418          $ 15,130
Accounts receivable, net....................................       44,416            46,564
Inventories.................................................          776             1,117
Other current assets........................................        4,386             2,474
                                                                 --------          --------
          Total current assets..............................       59,996            65,285
Equipment and leasehold improvements, net...................       15,257            16,876
Goodwill and other intangibles, net.........................       50,781            56,836
                                                                 --------          --------
          Total assets......................................     $126,034          $138,997
                                                                 ========          ========

                                         LIABILITIES
Loan payable to Seagate Technology..........................     $  3,895          $ 16,054
Accounts payable............................................       11,795            10,994
Accrued employee compensation...............................       14,100            14,365
Accrued expenses............................................       17,080            15,339
Accrued income taxes........................................          652             5,562
Deferred revenue............................................       14,208            13,714
                                                                 --------          --------
          Total current liabilities.........................       61,730            76,028
Deferred income taxes.......................................        1,343             1,691
Other liabilities...........................................          284               255
                                                                 --------          --------
          Total liabilities.................................       63,357            77,974
Common stock subject to repurchase..........................        3,899             3,917

                                    STOCKHOLDERS' EQUITY
Convertible preferred stock.................................           55                55
Common stock................................................           --                --
Additional paid-in capital..................................      344,744           343,526
Accumulated deficit.........................................     (285,561)         (286,218)
Foreign currency translation adjustment.....................         (460)             (257)
                                                                 --------          --------
          Total stockholders' equity........................       58,778            57,106
                                                                 --------          --------
          Total liabilities and stockholders' equity........     $126,034          $138,997
                                                                 ========          ========


---------------
(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

           See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 2,     OCTOBER 3,
                                                                 1998           1997
                                                              -----------    ----------
Revenues:
  Licensing.................................................  $    58,671     $ 51,797
  Licensing from Seagate Technology.........................        2,156        1,000
  Maintenance, support and other............................       14,048       10,225
                                                              -----------     --------
          Total revenues....................................       74,875       63,022
Cost of revenues:
  Licensing.................................................        2,935        4,969
  Licensing from Seagate Technology.........................          129          285
  Maintenance, support and other............................        6,430        4,600
  Amortization of developed technologies....................        2,866        3,942
                                                              -----------     --------
          Total cost of revenues............................       12,360       13,796
                                                              -----------     --------
Gross profit................................................       62,515       49,226
  Operating expenses:
  Sales and marketing.......................................       36,007       28,697
  Research and development..................................       12,787       11,393
  General and administrative................................        8,940        9,079
  Amortization of goodwill and other intangibles............        3,393        3,651
                                                              -----------     --------
          Total operating expenses..........................       61,127       52,820
                                                              -----------     --------
Income (loss) from operations...............................        1,388       (3,594)
Interest expense............................................         (156)        (300)
Other, net..................................................          468          165
                                                              -----------     --------
          Interest and other, net...........................          312         (135)
                                                              -----------     --------
Income (loss) before income taxes...........................        1,700       (3,729)
Benefit from (provision for) income taxes...................       (1,043)         619
                                                              -----------     --------
Net income (loss)...........................................  $       657     $ (3,110)
                                                              ===========     ========
Net income (loss) per common share:
  Basic.....................................................  $      2.39     $ (30.00)
  Diluted...................................................  $      0.01     $ (30.00)
Number of shares used in per share computations:
  Basic.....................................................      275,314      103,659
  Diluted...................................................   59,984,218      103,659


           See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                              ------------------------
                                                              OCTOBER 2,    OCTOBER 3,
                    OPERATING ACTIVITIES                         1998          1997
                    --------------------                      ----------    ----------
Net income (loss)...........................................   $    657      $ (3,110)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization..........................      8,442        10,440
     Deferred income taxes..................................       (348)       (1,507)
     Write-offs due to restructure..........................         --           553
     Changes in operating assets and liabilities:
       Accounts receivable..................................      2,148        (2,702)
       Inventories..........................................        341           831
       Other current assets.................................     (1,912)           73
       Accounts payable.....................................        801          (607)
       Accrued employee compensation........................       (265)          717
       Accrued expenses.....................................      1,741        (4,152)
       Accrued income taxes.................................     (4,810)         (512)
       Deferred revenue.....................................        494           443
       Other liabilities....................................         29           (24)
                                                               --------      --------
     Net cash provided by operating activities..............      7,318           443
INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements, net....       (572)       (1,948)
Acquisition of intangibles..................................       (204)           --
                                                               --------      --------
     Net cash used in investing activities..................       (776)       (1,948)
FINANCING ACTIVITIES
Sale of common stock........................................        278           169
Borrowings from Seagate Technology..........................     65,686        58,784
Payments to Seagate Technology..............................    (77,023)      (60,320)
                                                               --------      --------
     Net cash used in financing activities..................    (11,059)       (1,367)
Effect of exchange rate changes on cash.....................       (195)          (38)
                                                               --------      --------
     Decrease in cash.......................................     (4,712)       (2,910)
Cash at the beginning of the period.........................     15,130        12,085
                                                               --------      --------
Cash at the end of the period...............................   $ 10,418      $  9,175
                                                               ========      ========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................   $     --      $     14
  Cash paid for income taxes................................      5,201           991


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


     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q/A represent fiscal years unless otherwise noted.

     RESTATEMENT OF FINANCIAL STATEMENTS. Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from the related software. Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Using this method, Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under guidance of the Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years.

     The effect of this adjustment on previously reported consolidated financial statements as of and for the three months ended October 2, 1998 and October 3, 1997 is as follows (in thousands except per share amounts):

                                                        AS REPORTED                AS RESTATED
                                                  -----------------------    -----------------------
                                                  OCTOBER 2,   OCTOBER 3,    OCTOBER 2,   OCTOBER 3,
                                                     1998         1997          1998         1997
                                                  ----------   ----------    ----------   ----------
Amortization of goodwill and other
  intangibles...................................  $   3,198    $   3,456     $   3,393    $   3,651
Income(loss) from operations....................      1,583       (3,399)        1,388       (3,594)
Net income (loss)...............................        852       (2,915)          657       (3,110)
Basic income (loss) per share...................       3.09       (28.12)         2.39       (30.00)
Diluted income (loss) per share.................       0.01       (28.12)         0.01       (30.00)
Goodwill and other intangible assets, net.......     48,019       67,729        50,781       71,271
Accumulated deficit.............................   (288,323)    (283,600)     (285,561)    (280,058)

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

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

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

     Revenues from resellers including VARs, OEMs, Distributors and Seagate Technology, are primarily recognized at the time of product delivery to the reseller. The Company's policy is to defer such revenues if resale contingencies exist. Factors considered in the determination of whether such contingencies exist, including but are not limited to payment terms, collectibility and past history with the customer.

     Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. The Company considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms and the ability to reasonably estimate returns to insure compliance with SFAS 48. Additionally, Seagate Software continually reviews its estimated product return provisions to ensure that they are reasonable in relation to actual product returns, which are quantified based on approved return authorization forms received prior to fiscal cutoff dates. Historically, Seagate Software's estimated product return rates have not varied materially from actual product return rates.

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

                                                                 THREE MONTHS ENDED
                                                              -------------------------
                                                              OCTOBER 2,     OCTOBER 3,
                                                                 1998           1997
                                                              -----------    ----------
Basic net income (loss) per share computation:
  Numerator:
     Net income (loss)......................................  $       657     $ (3,110)
                                                              -----------     --------
Denominator:
  Weighted average number of common shares outstanding
     during the period......................................      275,314      103,659
                                                              -----------     --------
       Net income (loss) per share -- basic.................  $      2.39     $ (30.00)
                                                              -----------     --------
Diluted net income (loss) per share computation:
  Numerator:
     Net income (loss)......................................  $       657     $ (3,110)
                                                              -----------     --------
Denominator:
  Weighted average number of common shares outstanding
     during the period......................................      275,314      103,659
  Convertible preferred stock...............................   54,633,333           --
  Incremental common shares attributable to exercise of
     outstanding options and shares subject to repurchase
     (assuming proceeds would be used to purchase treasury
     stock).................................................    5,075,571           --
                                                              -----------     --------
                                                               59,984,218      103,659
                                                              -----------     --------
       Net income (loss) per share -- diluted...............  $      0.01     $ (30.00)
                                                              ===========     ========

     For the period ended October 3, 1997, 11,332 shares of common stock subject to repurchase at an average exercise price of $6.00 per share and options to purchase 7,789,770 shares of common stock at an average

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

exercise price of $5.24 per share were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

     ACCOUNTS RECEIVABLE. Accounts receivable are summarized below, in thousands:

                                                    OCTOBER 2, 1998    JULY 3, 1998
                                                    ---------------    ------------
Accounts receivable...............................      $46,126          $48,200
Less allowance for non-collection.................       (1,710)          (1,636)
                                                        -------          -------
                                                        $44,416          $46,564
                                                        =======          =======

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Equipment and leasehold improvements consisted of the following, in thousands:

                                                         OCTOBER 2,    JULY 3,
                                                            1998         1998
                                                         ----------    --------
Equipment..............................................   $ 32,431     $ 30,999
Leasehold improvements.................................      8,495        9,424
                                                          --------     --------
                                                            40,926       40,423
Less accumulated depreciation and amortization.........    (25,669)     (23,547)
                                                          --------     --------
                                                          $ 15,257     $ 16,876
                                                          ========     ========

     GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles consisted of the following, in thousands:

                                                         OCTOBER 2,    JULY 3,
                                                            1998         1998
                                                         ----------    --------
Goodwill...............................................   $ 49,054     $ 49,039
Developed technology...................................     48,239       48,049
Trademarks.............................................      9,972        9,972
Assembled workforce....................................      4,596        4,596
Distribution network...................................      2,925        2,925
Other intangibles......................................     13,813       13,813
                                                          --------     --------
                                                           128,599      128,394
Accumulated amortization...............................    (77,818)     (71,558)
                                                          --------     --------
Goodwill and other intangibles.........................   $ 50,781     $ 56,836
                                                          ========     ========

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

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

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

STOCKHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:

                                                         SHARES OUTSTANDING
                                                      ------------------------
                                                      OCTOBER 2,     JULY 3,
                                                         1998          1998
                                                      ----------    ----------
Preferred stock, par value $.001 per share,
  73,000,000 shares authorized......................  54,633,333    54,633,333
Common stock, par value $.001 per share, 95,600,000
  shares authorized.................................     298,320       235,502

INCOME TAXES

     The effective tax rate used to record the provision for income taxes for the three month period ended October 2, 1998 was 61% compared with a 17% effective tax rate used to record the benefit from income taxes for the three month period ended October 3, 1997. The effective tax rate used to record the provision for taxes for the three month period ended October 2, 1998 exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the benefit from income taxes for the three month period ended October 3, 1997 was less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 (see "Subsequent Event") to approximate 55% absent the effects, if any, of its anticipated contribution of Seagate Software's Network & Storage Management Group to Veritas Holding Corporation. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions.

     The Company is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, the Company's majority stockholder. Seagate Technology

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

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

SUBSEQUENT EVENT

     The Company, its parent company, Seagate Technology, Inc. ("STI") and its Seagate Software Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("Newco") and Veritas Software Corporation ("VERITAS"). VERITAS provides end-to-end storage management software solutions. The Plan provides for the contribution by the Company, STI and certain of their respective subsidiaries to Newco of (a) the outstanding stock of NSMG and certain other subsidiaries of the Company, and (b) those assets used primarily in the network storage management business of the Company (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of Newco to the Company and the offer by Newco to grant options to purchase Common Stock of Newco to certain of the Company's employees who become employees of Newco or its subsidiaries. As part of the Plan, Newco will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION


     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Results of Operations," "Liquidity and Capital Resources" and "Factors Affecting Future Operating Results." Certain sections in this Quarterly Report on Form 10-Q/A have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

     NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues, and contributed $2.9 million in profit to the consolidated net loss of $9.3 million and for the fiscal year ended 1998 (54% of consolidated assets, 65% of consolidated revenues, and 609% of consolidated net income at and for the first fiscal quarter of 1999). If the exchange with Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q/A represent fiscal years unless otherwise noted.

RESTATEMENT OF FINANCIAL STATEMENTS

     Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from the related software. Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Using this method, Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under guidance of the Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years.

     The effect of this adjustment on previously reported consolidated financial statements as of and for the three months ended October 2, 1998 and October 3, 1997 is as follows (in thousands except per share amounts):

                                                  AS REPORTED               AS RESTATED
                                            -----------------------   -----------------------
                                            OCTOBER 2,   OCTOBER 3,   OCTOBER 2,   OCTOBER 3,
                                               1998         1997         1998         1997
                                            ----------   ----------   ----------   ----------
Amortization of goodwill and other
  intangibles.............................  $   3,198    $   3,456    $   3,393    $   3,651
Income(loss) from operations..............      1,583       (3,399)       1,388       (3,594)
Net income (loss).........................        852       (2,915)         657       (3,110)
Basic income (loss) per share.............       3.09       (28.12)        2.39       (30.00)
Diluted income (loss) per share...........       0.01       (28.12)        0.01       (30.00)
Goodwill and other intangible assets,
  net.....................................     48,019       67,729       50,781       71,271
Accumulated deficit.......................   (288,323)    (283,600)    (285,561)    (280,058)

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

     COST OF REVENUES. The cost of revenues consists of amortization of acquired developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to total current and anticipated future revenues. Cost of revenues declined 10% to $12.4 million in the three months ended October 2, 1998 from $13.8 million in the three months ended October 3, 1997. The cost of license revenue as a percent of license revenue declined to 5% in the three months ended October 2, 1998 from 10% in the comparable year-ago quarter. This decrease over the comparable year-ago quarter was primarily due to a nonrecurring charge of $1 million write-off for obsolete inventory during the three months ended October 3, 1997. Reductions in product packaging and documentation costs, resulting from a shift in mix to CD-ROMs from disks and increased sales of higher margin server products, also contributed to the decrease. The increase in the cost of maintenance, support and other revenues over the comparable year-ago quarter was primarily due to expansion of the Company's professional services work force necessary to support the growth in training and consulting revenues. The lower service revenue margins in the three months ended October 2, 1998 were primarily due to increased spending for additional personnel and new facilities to support higher levels of customer support services, such as training, consulting and preferred technical support.The 27% decrease in the amortization of developed technology over the three months ended October 3, 1997 was primarily due to certain intangible assets that were fully amortized during or at the start of the first quarter of fiscal 1999.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 7% to $3.4 million in the three months ended October 2, 1998 from $3.7 million in the three months ended October 3, 1997. The decrease in the amortization of goodwill and other intangibles over the comparable year-ago quarter was primarily due to decreases in amortization expense based on certain amounts becoming fully amortized during or as of the start of the first fiscal quarter of 1999, partially offset by increases in amortization expense due to goodwill acquired as part of the Eastman acquisition. As a percentage of total revenues, amortization of goodwill and other intangibles were 5% and 6% in the three months ended October 2, 1998 and October 3, 1997, respectively.

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

     INCOME TAXES. The effective tax rate used to record the provision for income taxes for the three month period ended October 2, 1998 was 61% compared with a 17% effective tax rate used to record the benefit from income taxes for the three month period ended October 3, 1997. The effective tax rate used to record the provision for taxes for the three month period ended October 2, 1998 exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the benefit from income taxes for the three month period ended October 3, 1997 was less than the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 (see "Subsequent Event") to approximate 55% absent the effects, if any, of its anticipated contribution of Seagate Software's Network & Storage Management Group to Veritas Holding Corporation. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's total cash was $10,418,000 and $15,130,000 as of October 2, 1998 and July 3 1998, respectively. The decrease in cash was primarily due to payments on the Company's loan payable balance to the Parent Company of $77.0 million and purchases of equipment, leasehold improvements and intangible assets, partially offset by cash provided by operating activities, loan borrowings from the Parent Company of $65.7 million, and the sale of common stock. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

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

     NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

     We had research and development expenses of:

                       FISCAL YEAR                            EXPENSE
                       -----------                         -------------
                                                           (IN MILLIONS)
  1996...................................................      $36.9
  1997...................................................      $42.8
  1998...................................................      $47.1
the three months ended October 2, 1998...................      $12.8

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

     Seagate's Products

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are included herein:


     10.12 Lease Dated April 15, 1995 between Fiero II Associates and
           Arcada Software, Inc. for the premises located at Building
           1, Fiero Commerce Park II, San Luis Obispo, California, as amended to date
           Lease dated November 20, 1995 between Fiero II Associates
  10.12.1 and Arcada Software, Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis Obispo,
           California
           Lease dated December 17, 1993 between Morgan Investments and
  10.12.2 Quest Development Corporation for the premises located at 708 Fiero Commerce Park, San Luis Obispo, California
           Addendum dated March 26, 1997 to Lease dated May 14, 1995
  10.12.3  between Seagate Software Storage Management Group, Inc. and
           Jerry Michael
           Lease dated April 18, 1995 between WHC-SIX Real Estate
    10.13 Limited Partnership and Seagate Technology, Inc. for the premises located at 19925 Stevens Creek Blvd., Cupertino,
           California, as amended by the First Amendment to Lease dated
           May 1, 1995 and the Second Amendment to Lease dated January
           16, 1996
           Occupational Lease dated June 24, 1998 between the
    10.14 Universities Superannuation Scheme, Seagate Software Limited and Seagate Technology, Inc. for the premises located at Acquis House, Blagrave Street, Reading, England
           Amended Financial Data Schedule
    27.1*



* Filed herewith


(b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended October 2, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SEAGATE SOFTWARE, INC.
                                  (REGISTRANT)


DATE: April 16, 1999                      By:   /s/ TERENCE R. CUNNINGHAM


                                            ------------------------------------
                                                   Terence R. Cunningham
                                               President and Chief Operating
                                                           Officer


DATE: April 16, 1999                      By:   /s/ ELLEN E. CHAMBERLAIN


                                            ------------------------------------
                                                    Ellen E. Chamberlain
                                            Senior Vice President, Treasurer and

                                                  Chief Financial Officer

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------
10.12    Lease Dated April 15, 1995 between Fiero II Associates and
         Arcada Software, Inc. for the premises located at Building
         1, Fiero Commerce Park II, San Luis Obispo, California, as
         amended to date
10.12.1  Lease dated November 20, 1995 between Fiero II Associates and Arcada Software, Inc. for the premises located at
         Building 1, Fiero Commerce Park II, San Luis Obispo,
         California
10.12.2  Lease dated December 17, 1993 between Morgan Investments and
         Quest Development Corporation for the premises located at
         708 Fiero Commerce Park, San Luis Obispo, California
10.12.3  Addendum dated March 26, 1997 to Lease dated May 14, 1995 between Seagate Software Storage Management Group, Inc. and
         Jerry Michael
10.13    Lease dated April 18, 1995 between WHC-SIX Real Estate
         Limited Partnership and Seagate Technology, Inc. for the
         premises located at 19925 Stevens Creek Blvd., Cupertino,
         California, as amended by the First Amendment to Lease dated
         May 1, 1995 and the Second Amendment to Lease dated January
         16, 1996
10.14    Occupational Lease dated June 24, 1998 between the
         Universities Superannuation Scheme, Seagate Software Limited
         and Seagate Technology, Inc. for the premises located at
         Acquis House, Blagrave Street, Reading, England
27.1*    Amended Financial Data Schedule



* Filed herewith