Form 10-Q/A
period 1999-01-01
SEAGATE SOFTWARE INC
filed 1999-04-16
CIK 1046389

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


                                AMENDMENT NO. 1


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                             SEAGATE SOFTWARE, INC.


                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Condensed Consolidated Balance Sheets as of January 1, 1999
            (unaudited) and July 3, 1998..............................       2
          Condensed Consolidated Statements of Operations for the
            three and six months ended January 1, 1999 and January 2,
            1998 (unaudited)..........................................       3
          Condensed Consolidated Statements of Cash Flows for the six
            months ended January 1, 1999 and January 2, 1998
            (unaudited)...............................................       4
          Notes to the Condensed Consolidated Financial Statements
            (unaudited)...............................................       5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      13
Item 3.   Quantitative and Qualitative Disclosures about Market
            Risks.....................................................      29

PART II   OTHER INFORMATION
Item 1.   Legal Proceedings...........................................    II-1
Item 6.   Exhibits and Reports on Form 8-K............................    II-2
          SIGNATURES..................................................    II-3

                             SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              JANUARY 1,    JULY 3,
                                                                 1999         1998
                                                              -----------   --------
                                                              (UNAUDITED)     (1)
                           ASSETS
Cash........................................................   $     848    $ 15,130
Accounts receivable, net....................................      59,292      46,564
Inventories.................................................       1,261       1,117
Loan receivable from Seagate Technology.....................      18,276          --
Other current assets........................................       5,863       2,474
                                                               ---------    --------
          Total current assets..............................      85,540      65,285
                                                               ---------    --------
Equipment and leasehold improvements, net...................      17,031      16,876
Goodwill and other intangibles, net.........................      44,677      56,836
                                                               ---------    --------
          Total assets......................................   $ 147,248    $138,997
                                                               =========    ========

                        LIABILITIES
Loan payable to Seagate Technology..........................   $      --    $ 16,054
Accounts payable............................................      12,250      10,994
Accrued employee compensation...............................      17,266      14,365
Accrued expenses............................................      19,438      15,339
Accrued income taxes........................................       6,759       5,562
Deferred revenue............................................      17,952      13,714
                                                               ---------    --------
          Total current liabilities.........................      73,665      76,028
Deferred income taxes.......................................       1,021       1,691
Other liabilities...........................................         280         255
                                                               ---------    --------
          Total liabilities.................................      74,966      77,974

Commitments and Contingencies

Common stock subject to repurchase..........................       3,685       3,917

                    STOCKHOLDERS' EQUITY
Convertible preferred stock.................................          55          55
Common stock................................................          --          --
Additional paid-in capital..................................     346,650     343,526
Accumulated deficit.........................................    (277,731)   (286,218)
Accumulated other comprehensive income......................        (377)       (257)
                                                               ---------    --------
          Total stockholders' equity........................      68,597      57,106
                                                               ---------    --------
          Total liabilities and stockholders' equity........   $ 147,248    $138,997
                                                               =========    ========


---------------
(1) The information in this column was derived from Seagate Software's audited consolidated balance sheet as of July 3, 1998.


           See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)
                                  (Unaudited)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                            ------------------------    -------------------------
                                            JANUARY 1,    JANUARY 2,    JANUARY 1,     JANUARY 2,
                                               1999          1998          1999           1998
                                            ----------    ----------    -----------    ----------
Revenues:
Licensing.................................     $74,791       $60,183       $133,462     $111,980
Licensing from Seagate Technology.........       1,850         1,433          4,006        2,433
Maintenance, support and other............      15,414        10,728         29,462       20,953
                                            ----------    ----------    -----------     --------
          Total revenues..................      92,055        72,344        166,930      135,366

Cost of revenues:
Licensing.................................       3,225         3,704          6,160        8,673
Licensing from Seagate Technology.........         145            86            274          371
Maintenance, support and other............       5,887         4,675         12,317        9,275
Amortization of developed technologies....       2,847         3,037          5,713        6,979
                                            ----------    ----------    -----------     --------
          Total cost of revenues..........      12,104        11,502         24,464       25,298
                                            ----------    ----------    -----------     --------

Gross profit..............................      79,951        60,842        142,466      110,068

Operating expenses:
Sales and marketing.......................      39,889        31,761         75,896       60,458
Research and development..................      13,554        11,778         26,341       23,171
General and administrative................       8,325        10,414         17,265       19,493
Amortization of goodwill and other
  intangibles.............................       3,343         5,741          6,736        9,392
                                            ----------    ----------    -----------     --------
          Total operating expenses........      65,111        59,694        126,238      112,514
                                            ----------    ----------    -----------     --------

Income (loss) from operations.............      14,840         1,148         16,228       (2,446)

Interest expense..........................         (46)         (358)          (202)        (658)
Other, net................................         871           301          1,339          466
                                            ----------    ----------    -----------     --------
          Interest expense and other,
            net...........................         825           (57)         1,137         (192)
                                            ----------    ----------    -----------     --------

Income (loss) before income taxes.........      15,665         1,091         17,365       (2,638)
Benefit from (provision for) income
  taxes...................................      (7,835)        1,067         (8,878)       1,686
                                            ----------    ----------    -----------     --------
Net income (loss).........................     $ 7,830       $ 2,158       $  8,487     $   (952)
                                            ==========    ==========    ===========     ========
Net income (loss) per common share:
Basic.....................................      $31.98        $14.03         $36.11       $(7.42)
Diluted...................................      $ 0.13        $ 0.04         $ 0.14       $(7.42)
Number of shares used in per share
  computations:
Basic.....................................     244,867       153,777        235,012      128,326
Diluted...................................  62,564,936    56,933,790     61,572,394      128,326


           See notes to condensed consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                  SIX MONTHS ENDED
                                                              ------------------------
                                                              JANUARY 1,    JANUARY 2,
                                                                 1999          1998
                                                              ----------    ----------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   8,487     $    (952)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     17,199        20,688
  Deferred income taxes.....................................       (670)       (2,821)
  Write-offs of goodwill and intangibles....................         --         1,900
  Changes in operating assets and liabilities:
     Accounts receivable....................................    (12,728)      (11,284)
     Inventories............................................       (144)          849
     Other current assets...................................     (3,389)           69
     Accounts payable.......................................      1,256         1,348
     Accrued employee compensation..........................      2,901         3,041
     Accrued expenses.......................................      4,099         4,420
     Accrued income taxes...................................      1,663        (2,953)
     Deferred revenue.......................................      4,238         2,162
     Other liabilities......................................         25           (31)
                                                              ---------     ---------
  Net cash provided by operating activities.................     22,937        16,436
INVESTING ACTIVITIES
Acquisition of equipment and leasehold improvements, net....     (4,910)       (3,193)
Acquisition of intangibles..................................       (289)           --
                                                              ---------     ---------
  Net cash used in investing activities.....................     (5,199)       (3,193)
FINANCING ACTIVITIES
Sale of common stock........................................        461           346
Borrowings from Seagate Technology..........................    121,837       110,131
Payments to Seagate Technology..............................   (154,202)     (124,082)
                                                              ---------     ---------
  Net cash used in financing activities.....................    (31,904)      (13,605)
Effect of exchange rate changes on cash.....................       (116)         (258)
                                                              ---------     ---------
  Decrease in cash..........................................    (14,282)         (620)
Cash at the beginning of the period.........................     15,130        12,085
                                                              ---------     ---------
Cash at the end of the period...............................  $     848     $  11,465
                                                              =========     =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid for interest....................................  $      --     $      36
  Cash paid for income taxes................................      6,346         3,975


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

     RESTATEMENT OF FINANCIAL STATEMENTS. Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from related software. Using this method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years.

     The effect of this adjustment on previously reported consolidated financial statements as of and for the three months ended January 1, 1999 and January 2, 1998 is as follows (in thousands except per share amounts):

                                                    AS REPORTED                 AS RESTATED
                                              ------------------------    ------------------------
                                              JANUARY 1,    JANUARY 2,    JANUARY 1,    JANUARY 2,
                                                 1999          1998          1999          1998
                                              ----------    ----------    ----------    ----------
Amortization of goodwill and other
  intangibles...............................  $   3,148     $   5,546     $   3,343     $   5,741
Income(loss) from operations................     15,035         1,343        14,840         1,148
Net income (loss)...........................      8,025         2,353         7,830         2,158
Basic income (loss) per share...............      32.77         15.30         31.98         14.03
Diluted income (loss) per share.............       0.13          0.04          0.13          0.04
Goodwill and other intangible assets, net...     42,110        59,146        44,677        62,493
Accumulated deficit.........................   (280,298)     (281,247      (277,731)     (277,900)

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

     The effect of this adjustment on previously reported consolidated financial statements as of and for the six months ended January 1, 1999 and January 2, 1998 is as follows (in thousands except per share amounts):

                                                    AS REPORTED                 AS RESTATED
                                              ------------------------    ------------------------
                                              JANUARY 1,    JANUARY 2,    JANUARY 1,    JANUARY 2,
                                                 1999          1998          1999          1998
                                              ----------    ----------    ----------    ----------
Amortization of goodwill and other
  intangibles...............................  $   6,346     $   9,002     $   6,736     $   9,392
Income(loss) from operations................     16,618        (2,056)       16,228        (2,446)
Net income (loss)...........................      8,877          (562)        8,487          (952)
Basic income (loss) per share...............      37.77         (4.38)        36.11         (7.42)
Diluted income (loss) per share.............       0.14         (4.38)         0.14         (7.42)
Goodwill and other intangible assets, net...     42,110        59,146        44,677        62,493
Accumulated deficit.........................   (280,298)     (281,247)     (277,731)     (277,900)

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

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

antidilutive. Below is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share (in thousands, except share and per share data):

                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                  --------------------------    -------------------------
                                  JANUARY 1,     JANUARY 2,     JANUARY 1,     JANUARY 2,
                                     1999           1998           1999           1998
                                  -----------    -----------    -----------    ----------
Basic net income (loss) per
  share computation:
  Numerator:
       Net income (loss)........  $     7,830    $     2,158    $     8,487     $   (952)
                                  -----------    -----------    -----------     --------
  Denominator:
     Weighted average number of
       common shares outstanding
       during the period........      244,867        153,777        235,012      128,326
                                  -----------    -----------    -----------     --------
          Net income (loss) per
            share -- basic......  $     31.98    $     14.03    $     36.11     $  (7.42)
                                  ===========    ===========    ===========     ========
Diluted net income (loss) per
  share computation:
  Numerator:
       Net income (loss)........  $     7,830    $     2,158    $     8,487     $   (952)
                                  -----------    -----------    -----------     --------
  Denominator:
     Weighted average number of
       common shares outstanding
       during the period........      244,867        153,777        235,012      128,326
     Convertible preferred
       stock....................   54,633,333     54,633,333     54,633,333           --
     Incremental common shares
       attributable to exercise
       of outstanding options
       and shares subject to
       repurchase (assuming
       proceeds would be used to
       purchase treasury
       stock)...................    7,686,736      2,146,680      6,704,049           --
                                  -----------    -----------    -----------     --------
                                   62,564,936     56,933,790     61,572,394      128,326
                                  -----------    -----------    -----------     --------
          Net income (loss) per
            share -- diluted....  $      0.13    $      0.04    $      0.14     $  (7.42)
                                  ===========    ===========    ===========     ========

     For the six months ended January 2, 1998, 711,032 shares of common stock subject to repurchase at an average price of $5.33 per share and options to purchase 9,544,747 shares of common stock at an average exercise price of $6.75 per share were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

     ACCOUNTS RECEIVABLE. Accounts receivable are summarized below, in thousands:

                                                            JANUARY 1,   JULY 3,
                                                               1999       1998
                                                            ----------   -------
Accounts receivable.......................................   $60,887     $48,200
Less allowance for non-collection.........................    (1,595)     (1,636)
                                                             -------     -------
                                                             $59,292     $46,564
                                                             =======     =======

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

     OTHER CURRENT ASSETS. Other current assets included prepaid merger costs that will be expensed upon the closing of Seagate Software's contribution of its Network & Storage Management Group business ("NSMG") to Veritas Holding Corporation ("New Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Veritas Transaction" below. These prepaid merger costs amounted to approximately $2.2 million as of January 1, 1999 and consisted of legal fees, accounting fees, banking fees, government filing fees and other expenses directly related to this proposed transaction.

     EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Equipment and leasehold improvements consisted of the following, in thousands:

                                                            JANUARY 1,   JULY 3,
                                                               1999       1998
                                                            ----------   -------
Equipment.................................................   $36,011     $30,999
Leasehold improvements....................................     9,040       9,424
                                                             -------     -------
                                                              45,051      40,423
Less accumulated depreciation and amortization............   (28,020)    (23,547)
                                                             -------     -------
                                                             $17,031     $16,876
                                                             =======     =======

     GOODWILL AND OTHER INTANGIBLES. Goodwill and other intangibles consisted of the following, in thousands:

                                                            JANUARY 1,   JULY 3,
                                                               1999       1998
                                                            ----------   -------
Goodwill..................................................   $49,139     $49,039
Developed technology......................................    48,239      48,049
Trademarks................................................     9,972       9,972
Assembled workforce.......................................     4,596       4,596
Distribution network......................................     2,925       2,925
Other intangibles.........................................    13,813      13,813
                                                             -------     -------
                                                             128,684     128,394
Accumulated amortization..................................   (84,007)    (71,558)
                                                             -------     -------
Goodwill and other intangibles............................   $44,677     $56,836
                                                             =======     =======

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

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

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

STOCKHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:

                                                          SHARES OUTSTANDING
                                                        -----------------------
                                                        JANUARY 1,    JULY 3,
                                                           1999         1998
                                                        ----------   ----------
Preferred stock, par value $.001 per share, 73,000,000
  shares authorized...................................  54,633,333   54,633,333
Common stock, par value $.001 per share, 95,600,000
  shares authorized...................................     366,034      235,502

INCOME TAXES

     The effective tax rate used to record the provision for income taxes for the six month period ended January 1, 1999 was 51% compared with a 64% effective tax rate used to record the benefit from income taxes for the six month period ended January 2, 1998. The effective tax rate used to record the provision for taxes for the six month period ended January 1, 1999 exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the benefit from income taxes for the six month period ended January 2, 1998 was based on the expected annual effective tax rate applicable to anticipated fiscal 1998 operating income as adjusted for the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 to approximate 50% absent the effects, if any, of its anticipated contribution of NSMG to New Veritas. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions.

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

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

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

     Seagate Software anticipates recording a substantial gain and certain expenses in connection with the contribution of NSMG to New Veritas. The gain will be recorded in fiscal 1999. However, because Seagate Software will own approximately 41% (computed on an outstanding shares basis) of New Veritas, including the Network & Storage Management Group after the exchange, it will not recognize a gain on 100% of the contribution of the NSMG to New Veritas. Seagate Software will record a gain on the exchange equivalent to the difference between approximately 59% of the fair value of the New Veritas stock received and approximately 59% of Seagate Software's basis in the net NSMG business assets exchanged. Seagate

                             SEAGATE SOFTWARE, INC.

                                  (UNAUDITED)

Software will account for its investment in New Veritas using the equity method. Seagate Software will allocate the difference between the recorded amount of its investment in New Veritas and the amount of its underlying equity in the net assets of New Veritas based upon the fair value of the underlying assets and liabilities of New Veritas. Subsequent to the combination, Seagate Software's operating results will include approximately 41% of the operating results of New Veritas, adjusted to amortize the difference between the recorded amount of Seagate Software's investment and the amount of its underlying equity in the net assets of New Veritas. The expenses will include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over the next four years. The magnitude of the gain and expenses to be recorded will depend on several factors, including the price of New Veritas common stock, the number of shares of stock exchanged, and the number of options to purchase Seagate Software common stock that are surrendered by employees of NSMG who receive New Veritas options.

     NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues, and contributed $2.9 million in profit to the total consolidated net loss of $9.3 million for the fiscal year ended 1998 (65% of consolidated assets, 64% of consolidated revenues, and 119% of consolidated net income at and for the second fiscal quarter of 1999). If the transaction with New Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill associated with New Veritas.

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

     The fair value of shares purchased less the original price paid by the employees will be recorded as compensation expense by Seagate Software for those shares outstanding or vested less than six months. The purchase of Seagate Software shares that have been outstanding and vested more than six months will be accounted by Seagate Software as the purchase of minority interest and, accordingly, the fair value of the shares exchanged will be allocated to all of the identifiable tangible and intangible assets, including in-process research and development and goodwill, and liabilities of Seagate Software. The amounts allocated to in-process research and development will be expensed in the period in which the shares are exchanged.


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

     On October 5, 1998, Seagate Software signed a definitive agreement to contribute its Network & Storage Management Group business ("NSMG") to a newly-formed holding company, Veritas Holding Corporation ("New Veritas"), which will also acquire Veritas Software Corporation ("Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Veritas Transaction."

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

     NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues, and contributed $2.9 million in profit to the total consolidated net loss of $9.3 million for the fiscal year ended 1998 (65% of consolidated assets, 64% of consolidated revenues, and 119% of consolidated net income at and for the second fiscal quarter of 1999). If the transaction with New Veritas is consummated along the lines currently contemplated, it will result in a substantial reduction in ongoing consolidated revenues and will result in net losses in periods subsequent to the exchange resulting from the amortization of intangible assets and goodwill.

     Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q/A represent fiscal years unless otherwise noted.

RESTATEMENT OF FINANCIAL STATEMENTS

     Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from related software. Using this method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10,259,000. Seagate Software has re-evaluated its methodology and determined that goodwill should not be allocated to developed technology under Accounting Principles Board Opinion 17, "Intangible Assets". As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10,259,000 to $6,173,000 in fiscal 1997. The additional goodwill of $4,086,000 is being amortized over the remaining estimated useful lives of approximately 5 years.

     The effect of this adjustment on previously reported consolidated financial statements as of and for the three months ended January 1, 1999 and January 2, 1998 is as follows (in thousands except per share amounts):

                                                          AS REPORTED               AS RESTATED
                                                    -----------------------   -----------------------
                                                    JANUARY 1,   JANUARY 2,   JANUARY 1,   JANUARY 2,
                                                       1999         1998         1999         1998
                                                    ----------   ----------   ----------   ----------
Amortization of goodwill and other intangibles....  $   3,148    $   5,546    $   3,343    $   5,741
Income (loss) from operations.....................     15,035        1,343       14,840        1,148
Net income (loss).................................      8,025        2,353        7,830        2,158
Basic income (loss) per share.....................      32.77        15.30        31.98        14.03
Diluted income (loss) per share...................       0.13         0.04         0.13         0.04
Goodwill and other intangible assets, net.........     42,110       59,146       44,677       62,493
Accumulated deficit...............................   (280,298)    (281,247)    (277,731)    (277,900)

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

     The effect of this adjustment on previously reported consolidated financial statements as of and for the six months ended January 1, 1999 and January 2, 1998 is as follows (in thousands except per share amounts):


                                                          AS REPORTED               AS RESTATED
                                                    -----------------------   -----------------------
                                                    JANUARY 1,   JANUARY 2,   JANUARY 1,   JANUARY 2,
                                                       1999         1998         1999         1998
                                                    ----------   ----------   ----------   ----------
Amortization of goodwill and other intangibles....  $   6,346    $   9,002    $   6,736    $   9,392
Income (loss) from operations.....................     16,618       (2,056)      16,228       (2,446)
Net income (loss).................................      8,877         (562)       8,487         (952)
Basic income (loss) per share.....................      37.77        (4.38)       36.11        (7.42)
Diluted income (loss) per share...................       0.14        (4.38)        0.14        (7.42)
Goodwill and other intangible assets, net.........     42,110       59,146       44,677       62,493
Accumulated deficit...............................   (280,298)    (281,247)    (277,731)    (277,900)


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

     Total revenues increased 27% and 23% over the comparable year-ago quarter and the comparable year-ago six month period, respectively. Licensing revenues increased 24% to $76.6 million and 20% to $137.5 million for the three and six months ended January 1, 1999 as compared to the three and six months ended January 2, 1998. The increase in licensing revenues over the comparable year-ago periods was primarily due to a net increase in the number of NSMG product licenses sold for sales of NSMG's Backup Exec for Windows NT and Desktop Management Suite and IMG's Crystal Info products. Maintenance, support, and other revenues increased 44% to $15.4 million and 41% to $29.5 million for the three and six months ended January 1, 1999 from $10.7 million and $21.0 million for the three and six months ended January 2, 1998. The increase in maintenance, support and other revenues over the comparable year-ago quarter was primarily due to increases in maintenance, training and consulting revenues resulting from a larger installed customer base. Additionally, Seagate Software continued to expand both its indirect and direct sales channels. Revenues from indirect sales channels increased 28% to $65.4 million and 27% to $118.3 million in the three and six months ended January 1, 1999 from $50.9 million and $93.1 million for the comparable three and six month year-ago periods. Revenues from direct sales channels increased 25% to $26.7 million and 15% to $48.6 million in the three and six months ended January 1, 1999 from $21.4 million and $42.2 million in the three and six months ended January 2, 1998.

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

     AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles decreased 42% to $3.3 million in the three months ended January 1, 1999 from $5.7 million in the three months ended January 2, 1998. Amortization of goodwill and other intangibles decreased 28% to $6.7 million during the six months ended January 1, 1999 from $9.4 million for the six months ended January 2, 1998. The decrease in the amortization of goodwill and other intangibles over the comparable year-ago three and six month periods was primarily due to decreases in amortization expense based on certain amounts becoming fully amortized during or as of the start of the first fiscal quarter of 1999, partially offset by increases in amortization expense due to goodwill acquired as part of the Eastman acquisition. As a percentage of total revenues, amortization of goodwill and other intangibles was 4% and 8% in the three months ended January 1, 1999 and January 2, 1998, respectively and 4% and 7% in the six months ended January 1, 1999 and January 2, 1998, respectively.

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

     INCOME TAXES. The effective tax rate used to record the provision for income taxes for the six month period ended January 1, 1999 was 51% compared with a 64% effective tax rate used to record the benefit from income taxes for the six month period ended January 2, 1998. The effective tax rate used to record the provision for taxes for the six month period ended January 1, 1999 exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the benefit from income taxes for the six month period ended January 2, 1998 was based on the expected annual effective tax rate applicable to anticipated fiscal 1998 operating income as adjusted for the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 to approximate 50% absent the effects, if any, of its anticipated contribution of NSMG to New Veritas. The projected effective tax rate exceeds the U.S. statutory rate primarily due to the amortization of goodwill and certain other purchased intangible assets that is not deductible for tax purposes and foreign taxes on certain earnings generated in higher tax rate jurisdictions.

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

     During the three months ended January 1, 1999, Seagate Software made investments totaling approximately $4.3 million for new office facilities, leasehold improvements, computers, furniture and office equipment. Seagate Software presently anticipates it will make investments in 1999 of approximately $15.0 million in equipment and leasehold improvements. * Additionally, product development activities may include cash to acquire technology.* Seagate Software expects that such investments will be funded from existing cash balances and cash flows from operations.*


     Seagate Software anticipates that the proposed contribution of NSMG to New Veritas will have a significant impact on its cash flows from continuing operations with respect to the exclusion of NSMG's operations. However, Seagate Software believes its current cash balances, its available borrowings from Seagate Technology and cash flows generated from Seagate Software's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, Seagate Software anticipates that future operating and investing activities may be financed by additional borrowings from Seagate Technology, equity financing or other sources.* Seagate Software believes that additional financing from Seagate Technology will be available at a reasonable cost.*


YEAR 2000 READINESS

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

     We are using the following phased approach to Year 2000 readiness: inventory, assessment, testing, remediation and contingency planning. Anticipated dates of completion for our two lines of business are as follows:


                                               NETWORK & STORAGE       INFORMATION
                                                MANAGEMENT GROUP     MANAGEMENT GROUP
                                               ------------------    ----------------
1. Inventory.................................  Complete              March 1, 1999
2. Assessment................................  April 30, 1999        April 1, 1999
3. Testing...................................  June 1, 1999          July 1, 1999
4. Remediation...............................  September 30, 1999    December 1, 1999
5. Contingency Planning......................  September 30, 1999    August 1, 1999


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

     Our material third party relationships include relationships with fulfillment houses, banks, payroll services vendors, utilities, distribution partners and key customers. These relationships have been inventoried, and we are now assessing the risks relating to these relationships. We believe that certain of these relationships are of significant importance to our future operations.* We have contacted our significant suppliers and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We do not currently have reason to believe that any such third parties have significant internal Year 2000 problems that will not remediated.* However, in the event any such third parties were to have an unremediated Year 2000 problem, it could have a material adverse effect on our business, financial condition or results of operations.

     Customer Purchasing Patterns

     We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness or defer purchases of new systems to avoid encountering additional unforeseen Year 2000 problems. Additional short-term expenditures for remediation of existing Year 2000 problems may result in

---------------

* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectation. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

     - our management personnel may be distracted from day to day operations by the transaction;

     - employees of the Information Management Group may be distracted by concerns about whether we will continue to operate that business or spin it off;

     - NSMG's customers may delay or cancel orders due to uncertainty about the transaction;

     - the ongoing original equipment manufacturer ("OEM") relationship between NSMG and Seagate Technology's tape drive operations may be disrupted;

     - we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing and may not be able to benefit from future opportunities in that market;

     - we will not have control over the management of New Veritas, although initially we will have two representatives on its board of directors;

     - we will only be permitted to sell our interest in New Veritas in limited increments in compliance with certain SEC rules or to bear the expense in filing a registration statement; and

     - our Information Management Group has shared certain employees with NSMG who have provided accounting, legal, information technology, and other services to us. Many of these employees will become employees of New Veritas. The Information Management Group may experience delay and difficulty in conducting its day to day operations until replacement services have been fully implemented.

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

     - the timing of orders from and shipment of products to major customers, primarily distributors such as Ingram Micro Inc. ("Ingram");

     - our ability to develop, introduce, and market new products and product enhancements in a timely fashion, particularly with respect to Seagate Backup Exec, Seagate Info and Seagate Crystal Reports;

     - changes in the prices of our products and our competitors' products;

     - our customers' preference for competing technologies in lieu of our products such as Seagate Backup Exec, Seagate Info and Seagate Crystal Reports;

     - our inability to reduce our costs in relation to our revenues (because we ship our products shortly after we receive orders and operate with no backlog);

     - the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and

     - competition and consolidation in our industry.

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

RISKS OF SYSTEMS FAILURES

     Our operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by catastrophic events such as fire, natural disaster, power loss, telecommunications failures, and unauthorized intrusion. We believe that we have taken prudent measures to

---------------

*This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

     - restrictions on government spending imposed by the International Monetary Fund in those countries receiving the International Monetary Fund's assistance,

     - customers' reduced access to working capital to fund software purchases, such as our products, due to:

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


     Seagate Software believes this complaint has no merit and intends vigorously to defend this action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on Seagate Software's liquidity, financial position, or results of operations.



     Furthermore, on December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz county, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleged that a Seagate Software officer agreed to sell him a division of our Network & Storage Management Group business. No specific damage amount had been claimed. As of April 8, 1999, the former employee withdrew this claim and no further action will be taken.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are included herein:


    2.1.1 Amended and Restated Agreement and Plan of Reorganization by and among VERITAS Holding Corporation, VERITAS Software
            Corporation, Seagate Technology, Inc., Seagate Software,
            Inc. and Seagate Software Network & Storage Management
            Group, Inc.
    4.2     Form of Stockholder Agreement by and among VERITAS Holding
            Corporation, VERITAS Software Corporation, Seagate
            Technology, Inc. and Seagate Software, Inc.
    4.3     Form of Registration Rights Agreement by and among VERITAS
            Holding Corporation and Seagate Software, Inc.
    10.1.1  1996 Stock Option Plan, as amended
    10.15+  Development and License Agreement dated as of October 5,
            1998 by and among Seagate Technology, Inc., VERITAS Holding
            Corporation and VERITAS Software Corporation.
    10.16+ Cross License and Original Equipment Manufacturing Agreement dated as of October 5, 1998 by and among Seagate Software
            Information Management Group, Inc., VERITAS Holding
            Corporation and VERITAS Software Corporation.
    27.1    Amended Financial Data Schedule


---------------

+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed pursuant to 17 C.F.R. 200.80(b)(4), 200.83 and 230.24b-2.

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

                                         SEAGATE SOFTWARE, INC.
                                              (Registrant)



DATE: April 16, 1999                                      By: /s/ TERENCE R. CUNNINGHAM
                                                          TERENCE R. CUNNINGHAM
                                                          President and Chief Operating Officer

DATE: April 16, 1999                                      By: /s/ ELLEN E. CHAMBERLAIN
                                                          ELLEN E. CHAMBERLAIN
                                                          Senior Vice President, Treasurer and
                                                          Chief Financial Officer

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------
2.1.1    Amended and Restated Agreement and Plan of Reorganization by
         and among VERITAS Holding Corporation, VERITAS Software
         Corporation, Seagate Technology, Inc., Seagate Software,
         Inc. and Seagate Software Network & Storage Management
         Group, Inc.
4.2      Form of Stockholder Agreement by and among VERITAS Holding
         Corporation, VERITAS Software Corporation, Seagate
         Technology, Inc. and Seagate Software, Inc.
4.3      Form of Registration Rights Agreement by and among VERITAS
         Holding Corporation and Seagate Software, Inc.
10.1.1   1996 Stock Option Plan, as amended
10.15(+) Development and License Agreement dated as of October 5,
         1998 by and among Seagate Technology, Inc., VERITAS Holding
         Corporation and VERITAS Software Corporation.
10.16(+) Cross License and Original Equipment Manufacturing Agreement
         dated as of October 5, 1998 by and among Seagate Software
         Information Management Group, Inc., VERITAS Holding
         Corporation and VERITAS Software Corporation.
27.1     Amended Financial Data Schedule


---------------


(+)Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed pursuant to 17 C.F.R. 200.90(b)(4), 200.83 and 230.24b-2.