Form 10-Q/A
period 1999-01-01
SEAGATE SOFTWARE INC
filed 1999-04-21
CIK 1046389

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

                                AMENDMENT NO. 2


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

LITIGATION


     See Part II, Item 1 of this Form 10-Q/A for a description of legal proceedings.

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

                                    PART II

                               OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS


     On November 10, 1997, Vedatech Corporation commenced an action in the High Court of Justice Chancery Division in the United Kingdom against Seagate Software Information Management Group Ltd., our wholly owned subsidiary, claiming breach of an oral agreement and infringement of a Vedatech U.K. copyright in the Japanese translation of one of Seagate Software's products and seeking monetary and injunctive relief. No specific damage amount has yet been claimed. We have hired local counsel in the U.K., reviewed documents and conducted interviews. We filed an initial response in the U.K. court on January 13, 1998 and are now in the discovery process.



     Furthermore, on December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz County, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleges that a Seagate Software officer agreed to sell him a division of our Network & Storage Management Group business. No specific damage amount has been claimed.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     The following exhibits are included herein:


    2.1.1      Amended and Restated Agreement and Plan of Reorganization by
               and among VERITAS Holding Corporation, VERITAS Software
               Corporation, Seagate Technology, Inc., Seagate Software,
               Inc. and Seagate Software Network & Storage Management
               Group, Inc.
    4.2        Form of Stockholder Agreement by and among VERITAS Holding
               Corporation, VERITAS Software Corporation, Seagate
               Technology, Inc. and Seagate Software, Inc.
    4.3(A)     Form of Registration Rights Agreement by and among VERITAS
               Holding Corporation and Seagate Software, Inc.
    10.1.1(A)  1996 Stock Option Plan, as amended
    10.15+(A)  Development and License Agreement dated as of October 5,
               1998 by and among Seagate Technology, Inc., VERITAS Holding
               Corporation and VERITAS Software Corporation.
    10.16+(A)  Cross License and Original Equipment Manufacturing Agreement
               dated as of October 5, 1998 by and among Seagate Software
               Information Management Group, Inc., VERITAS Holding
               Corporation and VERITAS Software Corporation.
    10.16.1    Amendment No. 1 to Cross-License and OEM Agreement.
    27.1(A)    Amended Financial Data Schedule


---------------
+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed pursuant to 17 C.F.R. 200.80(b)(4), 200.83 and 230.24b-2.


(A) Previously filed.


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

                                         SEAGATE SOFTWARE, INC.
                                              (Registrant)



DATE: April 21, 1999                                      By: /s/ TERENCE R. CUNNINGHAM
                                                          TERENCE R. CUNNINGHAM
                                                          President and Chief Operating Officer

DATE: April 21, 1999                                      By: /s/ ELLEN E. CHAMBERLAIN
                                                          ELLEN E. CHAMBERLAIN
                                                          Senior Vice President, Treasurer and
                                                          Chief Financial Officer

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS


     EXHIBIT
     NUMBER
     -------
    2.1.1      Amended and Restated Agreement and Plan of Reorganization by
               and among VERITAS Holding Corporation, VERITAS Software
               Corporation, Seagate Technology, Inc., Seagate Software,
               Inc. and Seagate Software Network & Storage Management
               Group, Inc.
    4.2        Form of Stockholder Agreement by and among VERITAS Holding
               Corporation, VERITAS Software Corporation, Seagate
               Technology, Inc. and Seagate Software, Inc.
    4.3(A)     Form of Registration Rights Agreement by and among VERITAS
               Holding Corporation and Seagate Software, Inc.
    10.1.1(A)  1996 Stock Option Plan, as amended
    10.15+(A)  Development and License Agreement dated as of October 5,
               1998 by and among Seagate Technology, Inc., VERITAS Holding
               Corporation and VERITAS Software Corporation.
    10.16+(A)  Cross License and Original Equipment Manufacturing Agreement
               dated as of October 5, 1998 by and among Seagate Software
               Information Management Group, Inc., VERITAS Holding
               Corporation and VERITAS Software Corporation.
    10.16.1    Amendment No. 1 to Cross-License and OEM Agreement.
    27.1(A)    Amended Financial Data Schedule


---------------
+ Certain information in these exhibits has been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment filed pursuant to 17 C.F.R. 200.80(b)(4), 200.83 and 230.24b-2.


(A) Previously filed.