Form 10-Q
period 1999-04-02
SEAGATE SOFTWARE INC
filed 1999-05-17
CIK 1046389

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      of
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended April 2, 1999

                         Commission File No. 000-23169

                            SEAGATE SOFTWARE, INC.
                                 (Registrant)
                               _________________

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

The number of shares outstanding of the registrant's Common Stock as of April 2, 1999 was 1,071,431.

                                     INDEX


                            SEAGATE SOFTWARE, INC.


PART I             FINANCIAL INFORMATION                                               PAGE NO.
-----------------------------------------------------------------------------------------------
Item 1.          Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of April 2, 1999 (unaudited)
                 and July 3, 1998                                                           2

                 Condensed Consolidated Statements of Operations for the three and nine
                 months ended April 2, 1999 and April 3, 1998 (unaudited)                   3

                 Condensed Consolidated Statements of Cash Flows for the nine months
                 ended April 2, 1999 and April 3, 1998 (unaudited)                          4

                 Notes to the Condensed Consolidated Financial Statements (unaudited)       5

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                     13

Item 3.          Quantitative and Qualitative Disclosures about Market Risks               30

PART II          OTHER INFORMATION                                                     PAGE NO.
-----------------------------------------------------------------------------------------------

Item 1.          Legal Proceedings                                                         31

Item 6.          Exhibits and Reports on Form 8-K                                          31

                 SIGNATURES                                                                32

                            SEAGATE SOFTWARE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                               April 2,                July 3,
                                                                1999                    1998
                                                           ---------------         -------------
                                                             (Unaudited)                (1)
                  Assets

Cash                                                             $   6,904             $  15,130
Accounts receivable, net                                            61,637                46,564
Inventories                                                          1,234                 1,117
Loan receivable from Seagate Technology                             31,413                    --
Other current assets                                                 8,503                 2,474
                                                           ---------------         -------------
     Total current assets                                          109,691                65,285
                                                           ---------------         -------------
Equipment and leasehold improvements, net                           18,253                16,876
Goodwill and other intangibles, net                                 37,748                56,836
                                                           ---------------         -------------
     Total assets                                                $ 165,692             $ 138,997
                                                           ===============         =============
                Liabilities

Loan payable to Seagate Technology                               $      --             $  16,054
Accounts payable                                                    13,546                10,994
Accrued employee compensation                                       16,263                14,365
Accrued expenses                                                    20,322                15,339
Accrued income taxes                                                10,000                 5,562
Deferred revenue                                                    21,476                13,714
                                                           ---------------         -------------
     Total current liabilities                                      81,607                76,028
Deferred income taxes                                                  697                 1,691
Other liabilities                                                       37                   255
                                                           ---------------         -------------
     Total liabilities                                              82,341                77,974

Commitments and Contingencies

Common stock subject to repurchase                                   3,575                 3,917

          Stockholders' Equity

Convertible preferred stock                                             55                    55
Common stock                                                            --                    --
Additional paid-in capital                                         347,717               343,526
Accumulated deficit                                               (267,496)             (286,218)
Accumulated other comprehensive income                                (500)                 (257)
                                                           ---------------         -------------
     Total stockholders' equity                                     79,776                57,106
                                                           ---------------         -------------
     Total liabilities and stockholders' equity                  $ 165,692             $ 138,997
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

                             SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (In thousands, except share and per share data)
                                  (Unaudited)

                                                            Three Months Ended                        Nine Months Ended
                                                   ----------------------------------       ----------------------------------
                                                        April 2,           April 3,              April 2,           April 3,
                                                          1999               1998                  1999               1998
                                                   ----------------    --------------       ----------------    --------------
Revenues:
Licensing                                               $    83,972       $    65,501            $   217,434       $   177,481
Licensing from Seagate Technology                             1,337             1,949                  5,343             4,382
Maintenance, support and other                               16,161            11,138                 45,623            32,091
                                                   ----------------    --------------       ----------------    --------------
  Total revenues                                            101,470            78,588                268,400           213,954

Cost of revenues:
Licensing                                                     3,948             4,848                 10,108            13,521
Licensing from Seagate Technology                                58               127                    332               498
Maintenance, support and other                                7,301             4,777                 19,618            14,052
Amortization of developed technologies                        2,847             3,522                  8,560            10,501
                                                   ----------------    --------------       ----------------    --------------
  Total cost of revenues                                     14,154            13,274                 38,618            38,572
                                                   ----------------    --------------       ----------------    --------------

Gross profit                                                 87,316            65,314                229,782           175,382

Operating expenses:
Sales and marketing                                          42,947            34,003                118,843            94,461
Research and development                                     14,100            12,311                 40,441            35,482
General and administrative                                    8,783             8,741                 26,048            28,234
Amortization of goodwill and other intangibles                4,081             3,439                 10,817            12,831
                                                   ----------------    --------------       ----------------    --------------
  Total operating expenses                                   69,911            58,494                196,149           171,008
                                                   ----------------    --------------       ----------------    --------------

Income from operations                                       17,405             6,820                 33,633             4,374

Interest expense                                                 --              (303)                  (202)             (961)
Other, net                                                      382               318                  1,721               784
                                                   ----------------    --------------       ----------------    --------------
  Interest expense and other, net                               382                15                  1,519              (177)
                                                   ----------------    --------------       ----------------    --------------

Income before income taxes                                   17,787             6,835                 35,152             4,197
Provision for income taxes                                   (7,552)           (5,273)               (16,430)           (3,587)
                                                   ----------------    --------------       ----------------    --------------
Net income                                              $    10,235       $     1,562            $    18,722       $       610
                                                   ================    ==============       ================    ==============

Net income per common share:
 Basic                                                       $26.43             $6.44                 $53.99             $3.40
 Diluted                                                      $0.16             $0.03                  $0.30             $0.01

Number of shares used in per share computations:
 Basic                                                      387,295           242,669                346,742           179,201
 Diluted                                                 64,144,056        57,569,524             62,905,316        56,529,886

           See notes to condensed consolidated financial statements.

                            SEAGATE SOFTWARE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                       -------------------------------------
                                                                         April 2, 1999       April 3, 1998
                                                                       -----------------   -----------------
Operating activities
Net income                                                                  $  18,722            $     610
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                                26,570               31,001
  Deferred income taxes                                                          (994)              (3,891)
  Write-offs of goodwill and intangibles                                           --                1,900
  Changes in operating assets and liabilities:
     Accounts receivable                                                      (15,073)             (15,605)
     Inventories                                                                 (117)               2,337
     Other current assets                                                      (6,029)                 338
     Accounts payable                                                           2,552                  933
     Accrued employee compensation                                              1,898                4,034
     Accrued expenses                                                           4,983                4,184
     Accrued income taxes                                                       5,625                  307
     Deferred revenue                                                           7,762                4,511
     Other liabilities                                                           (218)                 (39)
                                                                       --------------      ---------------
  Net cash provided by operating activities                                    45,681               30,620

Investing activities
Acquisition of equipment and leasehold improvements, net                       (8,395)              (4,803)
Acquisition of intangibles                                                       (289)                  --
                                                                       --------------      ---------------
  Net cash used in investing activities                                        (8,684)              (4,803)

Financing activities
Sale of common stock                                                              697                  514
Borrowings from Seagate Technology                                            205,860              169,492
Payments to Seagate Technology                                               (251,362)            (198,349)
                                                                       --------------      ---------------
  Net cash used in financing activities                                       (44,805)             (28,343)

Effect of exchange rate changes on cash                                          (418)                 (90)
                                                                       --------------      ---------------
  Decrease in cash                                                             (8,226)              (2,616)
Cash at the beginning of the period                                            15,130               12,085
                                                                       --------------      ---------------
Cash at the end of the period                                               $   6,904            $   9,469
                                                                       ==============      ===============
Supplemental Cash Flow Information
 Cash paid for interest                                                     $      --            $      36
 Cash paid for income taxes                                                    10,922                7,041


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

  The results of operations for the nine months ended April 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 2, 1999.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

  Restatement of Financial Statements.   Seagate Software had previously
allocated a portion of goodwill to developed technology and evaluated the
impairment of goodwill based on the revenues from related software.   Using this
method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10.3 million. Seagate Software has re-evaluated its methodology and determined that goodwill should not be written-down or written-off under Accounting Principles Board Opinion 17, "Intangible Assets", unless virtually all of the identifiable assets have been abandoned or sold. As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10.3 million to $6.2 million in fiscal 1997. The additional goodwill of $4.1 million is being amortized over their remaining original useful lives of 7 years.

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

The effect of this adjustment on previously reported consolidated financial statements as of and for the three and nine months ended April 3, 1998 is as follows (in thousands except per share amounts):


                                                As Reported                             As Restated
                                 -------------------------------------------------------------------------------
                                     Three Months         Nine Months        Three Months         Nine Months
                                         Ended               Ended               Ended               Ended
                                     April 3, 1998       April 3, 1998       April 3, 1998       April 3, 1998
                                   ------------------  ------------------  ------------------  ------------------
Amortization of goodwill and
 other intangibles                         $   3,244           $  12,246           $   3,439           $  12,831

Income from operations                         7,015               4,959               6,820               4,374
Net income                                     1,757               1,195               1,562                 610
Basic income per share                          9.22                8.04                6.44                3.40
Diluted income per share                        0.03                0.02                0.03                0.01
Goodwill and other intangible                 52,381              52,381              55,532              55,532
 assets, net
Accumulated deficit                         (279,489)           (279,489)           (276,338)           (276,338)



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

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

  Net Income Per Share.   Basic net income per common share is computed using
the weighted average number of shares of common stock outstanding during the period. Below is a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share (in thousands, except share and per share data):

                                                             Three months ended                         Nine months ended
                                                 ----------------------------------------   ---------------------------------------
                                                       April 2,              April 3,             April 2,             April 3,
                                                         1999                  1998                 1999                 1998
                                                 -------------------   ------------------   -------------------   -----------------
Basic net income per share computation:
 Numerator:
    Net income                                           $    10,235          $     1,562           $    18,722         $       610
                                                 -------------------   ------------------   -------------------   -----------------

 Denominator:
  Weighted average number of common shares
  Outstanding during the period                              387,295              242,669               346,742             179,201
                                                 -------------------   ------------------   -------------------   -----------------

    Net income per share - basic                         $     26.43          $      6.44           $     53.99         $      3.40
                                                 ===================   ==================   ===================   =================

Diluted net income per share computation:
 Numerator:
    Net income                                           $    10,235          $     1,562           $    18,722         $       610
                                                 -------------------   ------------------   -------------------   -----------------

 Denominator:
  Weighted average number of common shares
  outstanding during the period                              387,295              242,669               346,742             179,201

  Convertible preferred stock                             54,633,333           54,633,333            54,633,333          54,633,333

  Incremental common shares attributable to
  exercise of outstanding options and shares
  subject to repurchase (assuming proceeds
  would be used to purchase treasury stock)                9,123,428            2,693,522             7,925,241           1,717,352
                                                 -------------------   ------------------   -------------------   -----------------

                                                          69,144,056           57,569,524            62,905,316          56,529,886
                                                 -------------------   ------------------   -------------------   -----------------

     Net income per share - diluted                      $      0.16          $      0.03           $      0.30         $      0.01
                                                 ===================   ==================   ===================   =================

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

   Accounts Receivable.     Accounts receivable are summarized below, in
   thousands:

                                     April 2,            July 3,
                                       1999               1998
                                  -------------      -------------
Accounts receivable                     $63,197            $48,200
Less allowance for non-collection        (1,560)            (1,636)
                                  -------------      -------------
                                        $61,637            $46,564
                                  =============      =============

  Other Current Assets. Other current assets included prepaid acquisition costs that will be expensed upon the closing of Seagate Software's contribution of its Network & Storage Management Group business ("NSMG") to Veritas Holding Corporation ("New Veritas"). See "Notes to Condensed Consolidated Financial Statements --Veritas Transaction" below. These prepaid acquisition costs amounted to approximately $3.5 million as of April 2, 1999 and consisted of legal fees, accounting fees, investment banking fees, government filing fees and other expenses directly related to this proposed transaction.

  Equipment and Leasehold Improvements. Equipment and leasehold improvements consisted of the following, in thousands:

                                     April 2,            July 3,
                                       1999               1998
                                  -------------      -------------
Equipment                               $ 35,870           $ 30,999
Leasehold improvements                    10,300              9,424
                                   -------------      -------------
                                          46,170             40,423
Less accumulated depreciation
 and amortization                        (27,917)           (23,547)
                                   -------------      -------------
                                        $ 18,253           $ 16,876
                                   =============      =============

  Goodwill and Other Intangibles.     Goodwill and other intangibles consisted
of the following, in thousands:

                                     April 2,            July 3,
                                       1999               1998
                                  -------------      -------------
Goodwill                               $ 49,139          $ 49,039
Developed technology                     48,239            48,049
Trademarks                                9,972             9,972
Assembled workforce                       4,596             4,596
Distribution network                      2,925             2,925
Other intangibles                        13,813            13,813
                                 --------------       -----------
                                        128,684           128,394
Accumulated amortization                (90,936)          (71,558)
                                 --------------       -----------
Goodwill and other intangibles         $ 37,748          $ 56,836
                                 ==============       ===========

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

  Common Stock Subject to Repurchase.   Current employees and directors of
Seagate Software and of Seagate Technology have exercised 673,685 shares of common stock under the 1996 Stock Option Plan (the "Option Plan"). At April 2, 1999, 246,485 shares were vested and 427,200 shares were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to Seagate Software at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of Seagate Software at the original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, Seagate Software has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet.

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

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

Stockholders' Equity

  Shares authorized and outstanding are as follows:

                                                              Shares Outstanding
                                                      --------------------------------
                                                         April 2,            July 3,
                                                           1999               1998
                                                      --------------------------------
          Preferred stock, par value $.001 per share,
            73,000,000 shares authorized                 54,633,333         54,633,333

          Common stock, par value $.001 per share,
            95,600,000 shares authorized                    397,746            235,502


Income Taxes

     The effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 and April 3, 1998 was 47% and 85%, respectively. The effective tax rate used to record the provision for taxes for the nine months ended April 2, 1999 exceeds the U.S. statutory rate primarily due to the amortization of goodwill that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the provision for income taxes for the nine months ended April 3, 1998 exceeds the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 to approximate 47% absent the effects, if any, of its anticipated contribution of Seagate Software's Network & Storage Management Group to New Veritas.


      Seagate Software is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, Seagate Software's majority stockholder. Seagate Technology and Seagate Software have entered into a tax sharing agreement (the "Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, Seagate Software's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for fiscal 1999. Accordingly, Seagate Software's expected annual effective tax rate of 47% on anticipated operating income may be subject to adjustment in future quarters.

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

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

equity, be included in accumulated other comprehensive income. The differences between Seagate Software's comprehensive income and net income for the periods presented are not material.

Contribution of NSMG to New Veritas

  Seagate Software, its parent company, Seagate Technology and NSMG announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan was amended and restated on April 15, 1999. VERITAS provides end-to-end storage management software solutions.

  The Plan provides for the contribution by Seagate Technology, Seagate Software and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of NSMG and certain other Seagate Software subsidiaries, and
(b) those assets used primarily in the network storage management business of Seagate Software (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the issuance of options to purchase New VERITAS common stock to those NSMG Business employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS will also assume certain liabilities of the NSMG Business. The contribution of the NSMG Business to New VERITAS will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

  At the closing of the contribution, New VERITAS will issue approximately 34 million shares of its common stock to Seagate Software. Shortly after the closing of the option exchange offer to NSMG Business employees, New VERITAS will issue additional shares of its common stock to Seagate Software and options to the participating employees of New VERITAS such that the aggregate number of shares of New VERITAS received by Seagate Software subject to the options issued in the exchange offer equals approximately 40% of the fully diluted capitalization of New VERITAS (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) at the effective time of the closing.

  In connection with the contribution of the NSMG Business to New VERITAS, VERITAS will become a wholly-owned subsidiary of New VERITAS through a merger with a subsidiary of New VERITAS of which VERITAS will be the surviving entity. Upon consummation of the merger, the former security holders of VERITAS will be issued New VERITAS securities representing approximately 60% of the fully diluted capitalization of New VERITAS as of the closing.

  On April 22, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by New VERITAS in connection with the NSMG contribution, the exchange offer to the NSMG Business employees and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS. The closing of the merger remains subject to approval by the stockholders of VERITAS and Seagate Software, and other customary closing conditions. The meetings of the stockholders of Seagate Software and VERITAS to consider the proposed transactions and certain related matters are scheduled for May 27, 1999.

                            SEAGATE SOFTWARE, INC.

                                  (Unaudited)

  On April 23, 1999, the Securities and Exchange Commission declared effective a Registration Statement on Form S-4 related to the offer by Seagate Technology to exchange shares of its common stock for shares of Seagate Software's common stock. The offer commenced on April 26, 1999 and will remain open until June 7, 1999 unless terminated in accordance with the offering circular filed with the Securities and Exchange Commission on Schedule 14D-1 on April 26, 1999. In connection with the exchange offer, Seagate Software filed a report on Schedule 14D-9 indicating that it was not making a recommendation to stockholders on whether or not to participate in the Seagate Technology exchange offer. All holders of Seagate Software common stock and vested optionees are entitled to participate in Seagate Technology's exchange offer.

  The NSMG combination and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS are expected to occur on May 28, 1999. The New VERITAS exchange offer will close on June 7, 1999 except with respect to those persons in the United Kingdom for whom the New VERITAS exchange offer will close shortly thereafter.

  In connection with the NSMG contribution, it is currently anticipated that the acquisition will occur on May 28, 1999, and accordingly, the gain will be recorded in the fourth quarter of fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the NSMG contribution. The magnitude of the gain and expenses will depend on several factors including the price of the VERITAS stock prior to the acquisition and the number of shares of New VERITAS stock Seagate Software receives. Seagate Software will account for Seagate Software's investment in VERITAS using the equity method.

  NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues and contributed $2.9 million in profit to the total consolidated net loss of $9.3 million for the fiscal year ended July 3, 1998 (63% of consolidated revenues and 140% of consolidated net income for the first nine months of of fiscal 1999). If the transaction with New VERITAS occurs as anticipated, it will result in a substantial reduction in the ongoing consolidated revenues of Seagate Software and will result in net losses for subsequent periods from the amortization of intangible assets and goodwill associated with New VERITAS.

  Under the equity method of accounting, Seagate Software will record its equity interest in the net income or loss of New VERITAS each quarter. This equity income or loss will be classified as non-operating income (loss) on Seagate Software's statements of operations.

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

Overview

  Seagate Software develops and markets software products and provides related services enabling business users and information technology ("IT") professionals to manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 49 offices and operations in 18 countries worldwide. Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. ("Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of April 2, 1999, Seagate Technology and one of its subsidiaries held 98.2% of Seagate Software's outstanding capital stock (excluding common stock subject to repurchase). On a fully converted basis, the outstanding minority interests of Seagate Software amounted to approximately 18.1%, which consisted of Common Stock, options to purchase its Common Stock issued pursuant to the 1996 Stock Option Plan (the "Option Plan") and Common Stock subject to repurchase. Such options and stock are held by certain current and former employees, directors and consultants of Seagate Software and Seagate Technology.

  Seagate Software was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to Seagate Technology's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1998, Seagate Software acquired eleven software companies through purchase or pooling-of-interests, which were engaged in developing and marketing business intelligence ("BI") or network and/or storage management software products.

  On October 5, 1998, Seagate Software signed a definitive agreement to contribute its Network & Storage Management Group business ("NSMG") to a newly-formed holding company, Veritas Holding Corporation ("New Veritas"), which will also acquire Veritas Software Corporation ("Veritas"). See "Notes to Condensed Consolidated Financial Statements -- Veritas Transaction."

  Seagate Software expects to incur certain expenses in connection with the contribution of NSMG to New Veritas. These expenses include a substantial one-time write-off of in-process research and development during fiscal 1999, as well as amortization of goodwill and intangibles over the next four years related to the Company's investment in New Veritas. Seagate Software also expects to record a substantial gain on the contribution of NSMG to New Veritas.* The magnitude of the expenses and the

------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

gain will depend on several factors, including the price of Veritas common stock, the number of shares of stock exchanged, and the number of options to purchase Seagate Software common stock that are surrendered by employees of NSMG who receive New Veritas options.

  NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues and contributed $2.9 million in profit to the total consolidated net loss of $9.3 million for the fiscal year ended July 3, 1998 (63% of consolidated revenues and 140% of consolidated net income for the first nine months of of fiscal 1999). If the transaction with New VERITAS occurs as anticipated, it will result in a substantial reduction in the ongoing consolidated revenues of Seagate Software and will result in net losses for subsequent periods from the amortization of intangible assets and goodwill associated with New VERITAS.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999. All references to years in this Form 10-Q represent fiscal years unless otherwise noted.

Restatement of Financial Statements

  Seagate Software had previously allocated a portion of goodwill to developed technology and evaluated the impairment of goodwill based on the revenues from
related software.   Using this method, Seagate Software recorded write-downs and write-offs of goodwill in fiscal 1997 in the amount of $10.3 million. Seagate Software has re-evaluated its methodology and determined that goodwill should not be written-down or written-off under Accounting Principles Board Opinion 17, "Intangible Assets", unless virtually all of the identifiable assets have been abandoned or sold. As a result, Seagate Software has made adjustments to decrease the amounts of goodwill previously written-down and written-off from $10.3 million to $6.2 million in fiscal 1997. The additional goodwill of $4.1 million is being amortized over their remaining original useful lives of 7 years.

  The effect of this adjustment on previously reported consolidated financial statements as of and for the three and nine months ended April 3, 1998 is as follows (in thousands except per share amounts):

                                                As Reported                             As Restated
                                 -------------------------------------------------------------------------------
                                     Three Months         Nine Months        Three Months         Nine Months
                                         Ended               Ended               Ended               Ended
                                     April 3, 1998       April 3, 1998       April 3, 1998       April 3, 1998
                                   ------------------  ------------------  ------------------  ------------------
Amortization of goodwill and
 other intangibles                         $   3,244           $  12,246           $   3,439           $  12,831

Income from operations                         7,015               4,959               6,820               4,374
Net income                                     1,757               1,195               1,562                 610
Basic income per share                          9.22                8.04                6.44                3.40
Diluted income per share                        0.03                0.02                0.03                0.01
Goodwill and other intangible                 52,381              52,381              55,532              55,532
 assets, net
Accumulated deficit                         (279,489)           (279,489)           (276,338)           (276,338)


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

  Total revenues increased 29% and 25% over the comparable year-ago quarter and the comparable year-ago nine month period, respectively. Licensing revenues increased 26% to $85.3 million and 23% to $222.8 million for the three and nine months ended April 2, 1999 as compared to the three and nine months ended April 3, 1998. The increase in licensing revenues over the comparable year-ago periods was primarily due to a net increase in the number of NSMG product licenses sold for sales of NSMG's Backup Exec for Windows NT and Desktop Management Suite and IMG's Seagate Info and Crystal Reports products. Maintenance, support, and other revenues increased 45% to $16.2 million and 42% to $45.6 million for the three and nine months ended April 2, 1999 from $11.1 million and $32.1 million for the three and nine months ended April 3, 1998. The increase in maintenance, support and other revenues over the comparable year-ago quarter was primarily due to increases in maintenance, training and consulting revenues resulting from a larger installed customer base. Additionally, Seagate Software continued to expand both its indirect and direct sales channels. Revenues from indirect sales channels increased 35% to $74.4 million and 30% to $192.8 million in the three and nine months ended April 2, 1999 from $55.3 million and $148.4 million for the comparable three and nine month year-ago periods. Revenues from direct sales channels increased 16% to $27.0 million and 15% to $75.6 million in the three and nine months ended April 2, 1999 from $23.3 million and $65.4 million in the three and nine months ended April 3, 1998.

  Cost of Revenues.   The cost of revenues consists of amortization of acquired
developed technology, royalties, product packaging, documentation, duplication, production and the cost of maintenance, consulting support and other services. Acquired developed technology is amortized based on the greater of the straight-line method over its estimated useful life (30 to 48 months) or the ratio of current revenues to total current and anticipated future revenues. The total cost of revenues as a percentage of total revenues decreased 3% and 4% over the comparable year-ago quarter and the comparable year-ago nine month period, respectively. The primary reasons for the improved gross margins were a decline in the amortization of developed technology for the three and nine months ended April 2, 1999 as a result of intangible assets that were fully amortized during or at the start of the first quarter of fiscal 1999 and one time write-offs of obsolete inventory during the first quarter of 1998. Additionally, the cost of license revenues as a percentage of related revenues continues to decline due to lower product packaging and documentation costs resulting from higher licensing and royalty based revenues.

  Sales and Marketing.   Sales and marketing expenses consist primarily of
personnel-related expenses, advertising, sales and marketing promotions and customer technical support costs. Total sales and marketing expenses increased 26% for the three and nine months ended April 2, 1999 over the comparable year-ago periods. The increase in sales and marketing expenses over the comparable year-ago periods was primarily due to expansion of Seagate Software's sales force and increases in advertising, promotion and technical support costs necessary to support revenue growth, particularly outside of North America. As a percent of total revenues, total sales and marketing expenses were 42% and 43% for the three months ended April 2, 1999 and April 3, 1998, respectively. Total sales and marketing expenses as a percent of total revenues remained at 44% for the nine months ended April 2, 1999 and April 3, 1998, respectively.

  Research and Development.   Research and development expenses consist
primarily of personnel-related expenses, depreciation of development equipment and facilities and occupancy costs. In accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. To date, the establishment of technological feasibility of Seagate Software's products and general release of such software has substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant. Total research and development expenses increased 15% to $14.1 million in the three months ended April 2, 1999 from $12.3 million in the three months ended April 3, 1998 and increased 14% to $40.4 million in the nine months ended April 2, 1999 from $35.5 million in the comparable year-ago nine month period. The increase in research and development expenses over the comparable year-ago quarter was primarily due to increases in personnel and related expenses, including those specifically related to the Eastman acquisition, the support of new product development and localization costs. As a percentage of total revenues, research and development expenses were 14% and 16% in the three months ended April 2, 1999 and April 3, 1998, respectively and 15% and 17% in the nine months ended April 2, 1999 and April 3, 1998, respectively.

  General and Administrative.   General and administrative expenses consist
primarily of personnel-related expenses for finance, legal, information technology, human resources and general management, fixed asset depreciation and outside services. Total general and administrative expenses increased 1% to $8.8 million in the three months ended April 2, 1999 from $8.7 million in the three months ended April 3, 1998. A decrease in total general and administrative expenses of 8% to $26.0 million occurred in the nine month period ended April 2, 1999 versus the comparable year-ago period. The decrease over the comparable year-ago nine month period was primarily due to management's efforts to reduce general management and administrative costs. As a percentage of total revenues, general and administrative expenses were 9% and 11% in the three months ended April 2, 1999 and April 3, 1998, respectively. These same expenses were 10% and 13% in the nine months ended April 2, 1999 and April 3, 1998, respectively.

  Amortization of Goodwill and Other Intangibles. Goodwill represents the excess of the purchase price of acquired companies over the estimated fair values of the tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over six to seven years. Other intangible assets consist of acquired trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete. Amortization of other intangibles, other than acquired developed technology, which is included in the cost of revenues, is provided based on the straight-line method over the respective useful lives of the assets ranging from one to five years. Total amortization of goodwill and other intangibles increased 19% to $4.1 million in the three months ended April 2, 1999 from $3.4 million in the three months ended April 3, 1998. Amortization of goodwill and other intangibles decreased 16% to $10.8 million during the nine months ended April 2, 1999 from $12.8 million for the nine months ended April 3, 1998. The decrease in the amortization of goodwill and other intangibles over the comparable year-ago three and nine month periods was primarily due to decreases in amortization expense based on certain amounts becoming fully amortized during or as of the start of the first fiscal quarter of 1999, partially offset by increases in amortization expense due to goodwill acquired as part of the Eastman acquisition. As a percentage of total revenues, amortization of goodwill and other intangibles remained at 4% in the three months ended April 2, 1999 and April 3, 1998, respectively and 4% and 6% in the nine months ended April 2, 1999 and April 3, 1998, respectively.

  Interest Expense and Other, Net. Interest expense was $202,000 for the nine months ended April 2, 1999, a decrease of 79% from the comparable nine month year-ago period. The decrease in interest expense over the comparable year-ago quarter was primarily due to repayments on the revolving loan to Seagate Technology as a result of increased cash flow generated from operations. Other income, net increased $64,000 and $937,000 for the three and nine months ended April 2, 1999 as compared to the three and nine months ended April 3, 1998 primarily due to foreign currency translation gains resulting from Seagate Software's Canadian operations.

  Income Taxes. The effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 and April 3, 1998 was 47% and 85%, respectively. The effective tax rate used to record the provision for taxes for the nine months ended April 2, 1999 exceeds the U.S. statutory rate primarily due to the amortization of goodwill that is not deductible for tax purposes, and foreign taxes on certain earnings generated in higher tax rate jurisdictions. The effective tax rate used to record the provision for income taxes for the nine months ended April 3, 1998 exceeds the U.S. statutory rate primarily due to increases in the valuation allowance for deferred tax assets and the amortization of nondeductible goodwill. Seagate Software expects its annual effective tax rate on anticipated operating income for fiscal 1999 to approximate 47% absent the effects, if any, of its anticipated contribution of NSMG to New Veritas.

  Seagate Software is included in the consolidated federal and certain combined and consolidated state and foreign income tax returns of Seagate Technology, Seagate Software's majority stockholder. Seagate Technology and Seagate Software have entered into a tax sharing agreement (the "Tax Allocation Agreement"). Pursuant to certain terms of the Tax Allocation Agreement, Seagate Software's ability to recognize the tax benefits of certain net operating loss carryforwards and foreign and domestic tax credits can be impacted by Seagate Technology's anticipated operating income for fiscal 1999. Accordingly, Seagate Software's expected annual effective tax rate of 47% on anticipated operating income may be subject to adjustment in future quarters.

Contribution of NSMG to New Veritas

  Seagate Software, its parent company, Seagate Technology and NSMG announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan was amended and restated on April 15, 1999. VERITAS provides end-to-end storage management software solutions.

  The Plan provides for the contribution by Seagate Technology, Seagate Software and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of NSMG and certain other Seagate Software subsidiaries, and
(b) those assets used primarily in the network storage management business of Seagate Software (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the issuance of options to purchase New VERITAS common stock to those NSMG Business employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS will also assume certain liabilities of the NSMG Business. The contribution of the NSMG Business to New VERITAS will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

  At the closing of the contribution, New VERITAS will issue approximately 34 million shares of its common stock to Seagate Software. Shortly after the closing of the option exchange offer to NSMG Business employees, New VERITAS will issue additional shares of its common stock to Seagate Software and options to the participating employees of New VERITAS such that the aggregate number of shares of New VERITAS received by Seagate Software subject to the options issued in the exchange offer equals approximately 40% of the fully diluted capitalization of New VERITAS (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) at the effective time of the closing.

  In connection with the contribution of the NSMG Business to New VERITAS, VERITAS will become a wholly-owned subsidiary of New VERITAS through a merger with a subsidiary of New VERITAS of which VERITAS will be the surviving entity. Upon consummation of the merger, the former security holders of VERITAS will be issued New VERITAS securities representing approximately 60% of the fully diluted capitalization of New VERITAS as of the closing.

  On April 22, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by New VERITAS in connection with the NSMG contribution, the exchange offer to the NSMG Business employees and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS. The closing of the merger remains subject to approval by the stockholders of VERITAS and Seagate Software, and other customary closing conditions. The meetings of the stockholders of Seagate Software and VERITAS to consider the proposed transactions and certain related matters are scheduled for May 27, 1999.

  On April 23, 1999, the Securities and Exchange Commission declared effective a Registration Statement on Form S-4 related to the offer by Seagate Technology to exchange shares of its common stock for shares of Seagate Software's common stock. The offer commenced on April 26, 1999 and will remain open until June 7, 1999 unless terminated in accordance with the offering circular filed with the Securities and Exchange Commission on Schedule 14D-1 on April 26, 1999. In connection with the exchange offer, Seagate Software filed a report on Schedule 14D-9 indicating that it was not making a recommendation to stockholders on whether or not to participate in the Seagate Technology exchange offer. All holders of Seagate Software common stock and vested optionees are entitled to participate in Seagate Technology's exchange offer.

  The NSMG combination and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS are expected to occur on May 28, 1999. The New VERITAS exchange offer will close on June 7, 1999 except with respect to those persons in the United Kingdom for whom the New VERITAS exchange offer will close shortly thereafter.

  In connection with the NSMG contribution, it is currently anticipated that the acquisition will occur on May 28, 1999, and accordingly, the gain will be recorded in the fourth quarter of fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the NSMG contribution. The magnitude of the gain and expenses will depend on several factors including the price of the VERITAS stock prior to the acquisition and the number of shares of New VERITAS stock Seagate Software receives. Seagate Software will account for Seagate Software's investment in VERITAS using the equity method.

 NSMG comprised approximately 54% of consolidated assets, 60% of consolidated revenues and contributed $2.9 million in profit to the total consolidated net loss of $9.3 million for the fiscal year ended July 3, 1998 (63% of consolidated revenues and 140% of consolidated net income for the first nine months of fiscal
1999). If the transaction with New VERITAS occurs as anticipated, it will result in a substantial reduction in the ongoing consolidated revenues of Seagate Software and will result in net losses for subsequent periods from the amortization of intangible assets and goodwill associated with New VERITAS.

  Under the equity method of accounting, Seagate Software will record its equity interest in the net income or loss of New VERITAS each quarter. This equity income or loss will be classified as non-operating income (loss) on Seagate Software's statements of operations.


Liquidity and Capital Resources

  Seagate Software's total cash was $6.9 million and $15.1 million as of April 2, 1999 and July 3 1998, respectively. The decrease in cash was primarily due to loan repayments to Seagate Technology of $251.4 million and purchases of equipment, leasehold improvements and intangible assets of $8.7 million, partially offset by borrowings from Seagate Technology of $205.9 million, cash flows from operating activities of $45.7 million and the sale of common stock for $697,000. Seagate Software's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

  Seagate Software's operations have been financed by cash flows from operating activities and borrowings from the Seagate Technology. Such borrowings are available to Seagate Software under a Revolving Loan Agreement between Seagate Software and Seagate Technology. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital requirements. The Revolving Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years and expires on July 3, 2000.
Interest is paid at the LIBOR rate plus 2% per annum on such borrowings (7.25% at April 2, 1999). The loan had a zero balance as of April 2, 1999.

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $793,000 at April 2, 1999. Interest rates payable on borrowings are based on local bank prime interest rates. At April 2, 1999, there were no outstanding borrowings under such line of credit facilities.

  During the nine months ended April 2, 1999, Seagate Software made investments totaling approximately $8.4 million for new office facilities, leasehold improvements, computers, furniture and office equipment. Seagate Software presently anticipates it will make investments in 1999 of approximately $12.5 million in equipment and leasehold improvements. Additionally, product development activities may include cash to acquire technology. Seagate Software expects that such investments will be funded from existing cash balances and cash flows from operations.*

  Seagate Software anticipates that the proposed contribution of NSMG to New Veritas will have a significant impact on its cash flows from continuing operations with respect to the exclusion of NSMG's operations.* However, Seagate Software believes its current cash balances, its available borrowings from Seagate Technology and cash flows generated from Seagate Software's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months.* Furthermore, Seagate Software anticipates that future operating and investing activities may be financed by additional borrowings from Seagate Technology, equity financing or other sources.* Seagate Software believes that additional financing from Seagate Technology will be available at a reasonable cost.*

Year 2000 Readiness

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


---------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  We anticipate that substantial litigation may be brought against vendors, including Seagate Software, of all software components of systems in which another vendor's component products are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. As a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions, it is possible that these measures will not provide us with protection from
liability claims.   If any such claims are brought against us, regardless of
their merit, our business, financial condition and results of operations could be materially adversely affected from factors that include increased warranty costs, customer satisfaction issues and the costs of potential lawsuits.

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

We are using the following phased approach to Year 2000 readiness: inventory, assessment, testing, remediation and contingency planning. Anticipated dates of completion for our two lines of business are as follows:

                                          Network & Storage      Information
                                          Management Group       Management Group
                                          -----------------      ----------------------
               1.  Inventory               Complete              Complete
               2.  Assessment              Complete              Complete
               3.  Testing                 Complete              August 1, 1999
               4.  Remediation             September 30, 1999    December 1, 1999
               5.  Contingency Planning    September 30, 1999    August 1, 1999


  These activities are intended to encompass all major categories of systems in use by Seagate Software, including operations, technical support, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We are still in the process of conducting our Year 2000 audit. We currently estimate the cost of internal Year 2000 issues will be less than $3.0 million.* However, if the costs of future remediation exceed such amount, then the costs required to address the Year 2000 issue could have a material adverse effect on our business, financial condition or results of operations.

  Our material third party relationships include relationships with fulfillment houses, banks, payroll services vendors, utilities, distribution partners and key customers. These relationships have been inventoried, and we are now assessing the risks relating to these relationships. We believe that certain of these relationships are of significant importance to our future operations.* We have contacted our significant suppliers and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We do not currently have reason to believe that any such third parties have significant

----------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

internal Year 2000 problems that will not remediated.* However, in the event any such third parties were to have an unremediated Year 2000 problem, it could have a material adverse effect on our business, financial condition or results of operations.

  Customer Purchasing Patterns
  ----------------------------

  We believe that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 readiness or defer purchases of new systems to avoid encountering additional unforeseen Year 2000 problems. Additional short-term expenditures for remediation of existing Year 2000 problems may result in reduced funds available to purchase products such as those offered by Seagate Software, which could have a material adverse effect on our business, operating results or financial condition.*

  We believe that a most likely worst case Year 2000 scenario would result in a disruption of infrastructure, including the possible loss of power and disruption of transportation systems.* We believe that no effective contingency planning for such disruption is possible. We also believe that additional elements of the most likely worst case Year 2000 scenario include the loss of fulfillment services, banking services, and/or distribution services.*
Although discussions of contingency planning for these problems has begun, no contingency plan is yet in place. We currently expect to complete contingency planning by September 30, 1999.* We could experience material adverse effects on our business if we fail to successfully implement a contingency plan. Those material adverse effects could include delays in the delivery or sale of our products.

Factors Affecting Future Operating Results

Risks from the Contribution of our Network & Storage Management Group

  Seagate Technology consolidated its software businesses into a single entity called Seagate Software in 1996. Seagate Software's business currently consists of two primary divisions, NSMG and the Information Management Group. Seagate Software announced on October 5, 1998 that it will contribute NSMG to New Veritas. Seagate Software and Seagate Software optionees who will become employees of New Veritas will receive approximately 40% of the fully-diluted equity in New Veritas as of the closing date.

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

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  . we will only be permitted to sell our interest in New Veritas in limited increments in compliance with certain SEC rules or be required to bear the expense in filing a registration statement; and

  . our Information Management Group has shared certain employees with NSMG who have provided accounting, legal, information technology, and other services to us. Many of these employees will become employees of New Veritas. The Information Management Group may experience delay and difficulty in conducting its day to day operations until replacement services have been fully implemented.

Potential Fluctuations in Annual and/or Quarterly Operating Results

  We often experience a high volume of sales at the end of our fiscal quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our actual sales. If this were to happen, we would not be able to reduce these costs and, consequently, our net income would be reduced or our net loss increased. In addition, our operating results have been and may, in the future, be subject to significant quarterly fluctuations as a result of a number of other factors including:

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

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and

--------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future.* Sales to a small number of customers generate a disproportionate amount of our revenues. For example, Seagate Software derived 21% of its revenues from sales to Ingram in the nine months ended April 2, 1999. If Ingram, or any other significant customer, reduces its purchases from us, our business, financial condition, and results of operations would be materially adversely affected unless we substantially increased sales to other customers. Because our contracts with Ingram (or any other customer) do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase our products at their current levels.

Reliance on Sales Staff, Channel Partners and Strategic Relationships

  We sell and support our products through: our sales staff, third party distributors, and OEMs. We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products that are intended to be a part of Microsoft's products. If Microsoft reduces the nature and quantity of its relationship with us, our business, operating results and financial condition would be materially adversely affected.

  We have made significant expenditures in recent years to expand our sales and marketing force. We intend to continue to expand our Information Management Group sales and marketing force after the closing of the contribution of NSMG to New Veritas.* Our future success will depend in part upon the productivity of our Information Management Group sales and marketing force.* During the second quarter of fiscal 1999, we experienced significant turnover in our Information Management Group's sales personnel management. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success.* We face intense competition for sales and marketing personnel in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in
accordance with our plans.   Even if we hire and train sufficient numbers of
sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenue to exceed these costs. In the event that the contribution of NSMG to New Veritas does not close, we would also continue to expand NSMG's sales and marketing force.*

--------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  Our industry, including the business intelligence market in which the Information Management Group participates and the network and storage management software market in which NSMG participates, is intensely competitive and is characterized by rapidly changing technology and evolving standards. We expect additional competition from other established and/or emerging companies and as a result of future software industry consolidations.* We expect that our competitors will offer new and existing products at lower prices, if necessary, to gain or retain market share and customers.* We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, sale and support of their products than we are able to do.

  It is possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render our products obsolete and unmarketable.

  In connection with the contribution of NSMG to New Veritas, we have agreed not to re-enter some of the segments in which NSMG participates for a specified period of time. We may not be able to compete effectively with other companies that can offer solutions in the business intelligence software segment and the areas in which we have agreed not to re-enter.

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

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  There can be no assurance that we will be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.

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

----------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

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

  Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia and the Far East, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:*

  . the impact of currency fluctuations on the relative price of Seagate Software's products,

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

  .  copyrights,

  .  trademarks and trade secret rights,

  .  confidentiality procedures,

  .  employee and third party nondisclosure agreements, and

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  .  licensing restrictions.

  Such efforts provide only limited protection.

  We also rely in part on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

  Even though we take these steps, someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy of our products, we expect that software piracy will be a persistent problem. Third parties may also develop similar technology independently. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries.

  Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot be sure that our patents, copyrights and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party's rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of its merit, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition:

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

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

  Any of these occurrences could have a material adverse effect upon our business, operating results or financial condition.

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. Existing or future federal, state or local laws or ordinances or unfavorable judicial decisions may make these provisions ineffective. Because our products are used in system management, resource optimization and business intelligence applications, our liability could be substantial if we receive an unfavorable judgement, which could have a material adverse effect upon our business, operating results or financial condition.*

Dependence on Key Personnel

  Our future performance depends to a significant degree upon the continued service of our key members of management as well as marketing, sales, and product development personnel.* The loss of one or more of our key personnel would have a material adverse effect on our business, operating results and financial condition. We believe our future success, particularly with respect to the Information Management Group after the contribution of NSMG to New Veritas, will also depend in large part upon our ability to attract and retain highly skilled management, marketing, sales, and product development personnel. We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.

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

  We are still assessing the impact that the introduction and use of the Single European Currency will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that introduction and use of the Single European Currency will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs. While we will continue to evaluate the impact of the Single European Currency

------------------
* This statement is a forward-looking statement reflecting current expectations. There can be no assurance that Seagate Software's actual future performance will meet Seagate Software's current expectations. Readers are cautioned that other sections and other sentences not so identified may also contain forward-looking information.

introduction over time, based on currently available information, we do not believe that the introduction of the Single European Currency will have a material adverse impact on Seagate Software's financial condition or overall trends in results of operations, nor have the introduction and use of the Single European Currency had such effects to date.

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

  Interest Rate Risk.   Seagate Software's exposure to market risk for changes
in interest rates relates primarily to Seagate Software's borrowings under a Revolving Loan Agreement between Seagate Software and Seagate Technology. Seagate Software pays interest to Seagate Technology at the LIBOR rate plus 2% per annum on such borrowings (7.25% at April 2, 1999). Interest rate fluctuations have not had a significant effect on Seagate Software's results of operations.

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

  Seagate Software believes this complaint has no merit and intends vigorously to defend the action. However, if an unfavorable outcome were to arise, there can be no assurance that such outcome would not have a material adverse effect on Seagate Software's liquidity, financial position, or results of operations.

  Furthermore, on December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz County, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleges that a Seagate Software officer agreed to sell him a division of our Network & Storage Management Group business. On May 10, 1999 the plaintiff filed a dismissal with prejudice of all claims with the Superior Court.

  In addition to the foregoing, Seagate Software is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on Seagate Software's financial position, liquidity, or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibit is included herein:

     Exhibit 27.1     Financial Data Schedule


Seagate Software did not file any reports on Form 8-K during the quarter ended April 2, 1999.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SEAGATE SOFTWARE, INC.
                             ----------------------
                                 (Registrant)



DATE:  May 17, 1999             BY:  /s/  Terence R. Cunningham
                                          _______________________
                                          TERENCE R. CUNNINGHAM
                                          President and Chief Operating Officer



DATE: May 17, 1999              BY:  /s/  Ellen E. Chamberlain
                                          _______________________
                                          ELLEN E. CHAMBERLAIN
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer