Form 10-K405
period 1999-07-02
SEAGATE SOFTWARE INC
filed 1999-09-03
CIK 1046389

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended July 2, 1999

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

                               ----------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant as of August 25, 1999 was $1,928,810. Shares of Common Stock held by each officer, each director, and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock as of August 25, 1999 was 3,368,059.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

The Company

  Seagate Software develops and markets software products and provides related services enabling business users and information technology professionals to store, access and manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 30 offices and operations in 16 countries worldwide. Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology. As of August 25, 1999, Seagate Technology held approximately 99.93% of all outstanding shares of Seagate Software. The remaining shares of Seagate Software are held by current and former employees, directors and consultants of Seagate Software, Seagate Technology and their subsidiaries. In addition, options to purchase 3,865,491 shares of Seagate Software common stock were outstanding as of August 25, 1999.

  Prior to May 28, 1999, Seagate Software was comprised of two operating groups, the Information Management Group and the Network & Storage Management Group. Each operating group provides products in distinct segments of the business software market. The Network & Storage Management Group was contributed to VERITAS Software Corporation ("VERITAS") on May 28, 1999 for 69,148,208 shares of VERITAS Software Corporation common stock, or approximately 42% of outstanding shares on that date. While a division of Seagate Software, the Network and Storage Management Group offered network and storage management software solutions, which focus on the availability component of enterprise information management by enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. After the closing of the contribution of the Network & Storage Management Group business to VERITAS, Seagate Software has continued to operate its Information Management Group business.

  Seagate Software's products permit analysis and interpretation of data in order to make business decisions. An important component of these products is technology that enables the user to create reports that present analysis and interpretation to others. In fiscal 1999 and fiscal 1998, the Information Management Group's revenue represented approximately 41% and 40% of Seagate Software's total revenue, respectively.

  Seagate Software offers a breadth of business software products:

  . Seagate Crystal Reports for Microsoft BackOfficeTM--Generates a set of top-requested reports to ease systems administration functions for the Microsoft BackOffice family of software products.

  . Seagate Crystal InfoTM--Provides decision-makers with shared access to reporting and analysis capabilities, so users get fast access to data without having to interact with the database. Whether using a Web browser or Windows, users can schedule, view and analyze reports or create multiple views of data to expose trends and provide comparative information. This product contains an enterprise-friendly multi-tier architecture to lower network traffic and increase user productivity.

  . Seagate Crystal ReportsTM--Provides query and report writing functions for Windows. A developer and end-user tool, Seagate Crystal Reports allows users to access most types of personal computer and structured query language data and design a variety of reports and integrate them into database applications.

  . Seagate Holos(R)--Provides multiple views of data to expose trends and provides comparative information to focus on key business issues and accurately reflect business processes. These applications allow enterprises to analyze the increasing volumes of data and guide users to the information to improve decision making.

  . Seagate AnalysisTM-Based on Seagate Crystal Reports, Seagate Analysis adds ad hoc query, OLAP, and Microsoft Excel integration capabilities all in one integrated interface.

  Seagate Software also continues to offer network and storage management products by virtue of ongoing agreements with VERITAS.

  Seagate Software provides its software products to customers under non-exclusive, non-transferable license agreements including shrink-wrap licenses for certain products. As is customary in the software industry, in order to protect its intellectual property rights, Seagate Software does not sell or transfer title to its software products to customers.

  Seagate Software enters into both object-code only and source-code licenses of its products. Under Seagate Software's current standard end-user license agreement, licensed software may be used solely for the customers' internal operations and only at specified sites, which may be comprised of a stand-alone computer, a single network server with multiple terminals or multiple network servers with multiple terminals.

Sales and Marketing

  Seagate Software utilizes a direct sales force and certain indirect sales channels, such as distributors and original equipment manufacturer relationships, for sales of its selected products to end users. These distributors and original equipment manufacturers may also sell other products that are complementary to or compete with those of Seagate Software. Seagate Software provides sales and marketing programs to encourage the sale of its products, but there can be no assurance that its distributors and original equipment manufacturers will not place a higher priority on competing products. Agreements with its distributors and original equipment manufacturers are generally non-exclusive and may be terminated by either party without cause.


  Seagate Software generally markets its products domestically and overseas through a network of subsidiaries. These subsidiaries utilize authorized distributors and direct sales forces. Seagate Software adapts certain products for foreign markets, including translation and documentation, and Seagate Software prepares marketing and sales support programs accordingly. Seagate Software has organized its sales management into geographical regions to increase the effectiveness of its sales efforts.

  Seagate Software's marketing efforts are designed to increase awareness and consideration of, and to generate leads for, its products. Marketing activities include print advertising in trade and technical publications, on-line advertising on the World Wide Web, cooperative marketing with distributors and resellers, participation in seminars and tradeshows, mailings to end users and other public relations efforts. Seagate Software's marketing groups produce or oversee the production of substantially all of the on-line and print product literature, brochures, advertising and similar marketing and promotional material.

  Revenue from one customer, Ingram Micro Inc. ("Ingram"), accounted for 22%, 22% and 18% of the Seagate Software's total revenues in fiscal 1999, 1998 and 1997, respectively. Indirect revenues, which include sales to distributors and original equipment manufacturers ("OEMs"), were 70%, 69% and 63% of total revenues during fiscal 1999, 1998 and 1997, respectively. Revenues outside of the Americas were 34%, 32% and 30% of total revenues during fiscal 1999, 1998 and 1997, respectively.

  During fiscal 1999, 1998 and 1997, Seagate Software generated export revenues from the United States of approximately $83.3 million, $66.3 million and $44.1 million, respectively. The Information Management Group's revenues outside of the Americas were primarily denominated in the U.S. dollar, and accordingly Seagate Software believes that its exposure to foreign currency fluctuations is not material and it does not engage in foreign currency hedging programs.

Technical Support and Maintenance

  Seagate Software operates its own technical support groups. The technical support groups are located at various sites around the world, including the U.S., Canada and Europe, and provide pre-sale, installation and post-sale support to current users and potential customers evaluating Seagate Software's products. Certain technical support groups also offer seven-day, 24-hour toll-free telephone services. Seagate Software believes that effective technical support during product evaluation substantially contributes to product acceptance, and that post-sale support has been and will continue to be a substantial factor in maintaining customer satisfaction.

  Seagate Software offers maintenance programs for certain of its software products, which may consist of product enhancements, updated products and technical support. Generally, customers renew maintenance and support on an annual basis by paying a maintenance fee. Maintenance revenue implicit in new product sales and recurring maintenance charges are recognized ratably over the period the maintenance and support services are to be provided.

Strategic Relationships

  Seagate Software has developed original equipment manufacturer and other strategic relationships with over 150 application software developers and computer hardware manufacturers that sell and support Seagate Software's products as well as integrate Seagate Software's products into their products. Such strategic relationships have been established with companies including Compaq, IBM, Informix, Microsoft, Netscape, Oracle, PeopleSoft, SAP and Sun.

  Seagate Software's strategic relationship with Microsoft includes the bundling of its range of information management products with selected Microsoft products. Seagate Crystal Reports is bundled with several Microsoft BackOffice products and with developer tools such as Microsoft Visual Basic. Seagate Info is bundled in the current BackOffice Server suite.

Research and Development

  Seagate Software incurred research and development expenses of $51,524,000, $47,173,000 and $42,842,000 in fiscal 1999, 1998 and 1997, respectively.
Certain of the research and development expenses, which have not been material to date, are funded by Seagate Software's customers. Seagate Software is pursuing its product development objectives by continuing its emphasis on internally developing new software products and product enhancements, acquiring products, technologies and businesses complementary to Seagate Software's existing product lines and forming alliances with leading technology companies.

Competition

  The segment of the software market in which Seagate Software competes is comprised of numerous competitors and Seagate Software expects competition to increase. Seagate Software has recently experienced increased competition from additional entrants into its market, including companies that specialize in the development, marketing and support of software products that assist users to analyze and interpret data to make business decisions. Many of Seagate Software's current and prospective competitors have significantly greater financial, technical and marketing resources than Seagate Software. In addition, many prospective customers may have the internal capability to implement software solutions that assist users to analyze and interpret data to make business decisions.

  The competitive factors affecting the market for Seagate Software's software products include the following:

  .  product functionality,

  .  performance and reliability,

  .  demonstrable cost effective benefits for users relative to cost,

  .  price,

  .  quality of customer support and user documentation,

  .  ease of installation,

  .  vendor reputation,

  .  experience and

  .  financial stability.

  Seagate Software believes that it currently competes effectively with respect to these factors. Seagate Software's ability to remain competitive will depend to a great extent upon its ongoing performance in the areas of product development and customer support. To be successful in the future, Seagate Software must respond promptly and effectively to the challenges of technological change and its competitors' innovations by continually enhancing its own product offerings. Performance in these areas will in turn depend upon Seagate Software's ability to attract and retain highly qualified technical personnel in a competitive market for experienced and talented software developers.

Patents and Intellectual Property Rights

  Due to the rapidly changing nature of applicable technologies, Seagate Software believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection. Seagate Software has no U.S. or foreign patents, has one patent application pending in the U.S., and has no foreign patent applications pending.

  Seagate Software's license agreements have restrictions in place to protect and defend its intellectual property. Seagate Software realizes that although it has incorporated these restrictions, there is a possibility for unauthorized use of its software. In addition to relying on these contractual rights, Seagate Software has an ongoing trademark registration program in which it registers certain of its product names, slogans and logos in the U.S. and in some foreign countries.

Employees

As of July 2, 1999, Seagate Software employs approximately 1,100 people. Seagate Software's success is highly dependent on its ability to attract and retain qualified employees. Competition for qualified employees is intense in the software industry. None of Seagate Software's employees are represented by a labor union or are the subject of a collective bargaining agreement. Seagate Software has never experienced a work stoppage and believes that its employee relations are good.

ITEM 2. PROPERTIES

  Seagate Software's executive offices are located in Scotts Valley, California. Principal facilities are located in Canada and the United Kingdom. A major portion of the Company's facilities are occupied under leases that expire at various times through 2006. The following is a summary of square footage leased by the Company:

                                  Facilities

                                                                       Total
   Location                                                         Square Feet
   --------                                                         -----------
   North America
     Canada........................................................   128,403(1)
     Northern California...........................................     6,968
     Colorado......................................................     8,608(2)
     Mid-Continent.................................................     8,006(3)
     Northeast USA.................................................     9,140
     Southeast USA.................................................    19,695(4)
     Other USA.....................................................       320
                                                                      -------
       Total North America.........................................   181,140
   Europe
     England.......................................................    30,776
     Germany.......................................................     9,181
     Other Europe..................................................     9,204
                                                                      -------
       Total Europe................................................    49,161
   Asia
     Australia.....................................................    12,180
     Japan.........................................................     3,469
     Singapore.....................................................     2,125
     Hong Kong.....................................................     1,670
                                                                      -------
       Total Asia..................................................    19,444
                                                                      -------
        Total......................................................   249,745
                                                                      =======

--------
(1)  Excludes approximately 20,098 square feet of space leased to others.

(2)  Excludes approximately 9,306 square feet of unoccupied space.

(3)  Excludes approximately 2,071 square feet of space leased to others.

(4)  Excludes approximately 2,938 square feet of unoccupied space.

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

  On December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz County, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of a contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleged that a Seagate Software officer agreed to sell him a division of our Network and Storage Management Group business. This action was dismissed with prejudice on May 10, 1999 with no payment by either side.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company held a Special Meeting of Stockholders was held on May 27, 1999. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter. No broker nonvotes were cast as there is no public market for the Company's capital stock.

  . To approve the contribution of our Network & Storage Management Group business to VERITAS Holding Corporation, which will become the parent company of VERITAS Software Corporation, and to adopt the related agreement and plan of reorganization. In the combination, Seagate Software and the employees of the Network & Storage Management Group business will receive 40% of the parent company.

      For:55,253,708
      Against:       650
      Abstain:         0

  .  To elect directors.

    Stephen J. Luczo
      For:55,253,888
      Against:         0
      Abstain:       470

    Donald L. Waite
      For:55,254,358
      Against:         0
      Abstain:         0

    Gregory B. Kerfoot
      For:55,242,888
      Against:         0
      Abstain:    11,470

    Gary B. Filler

      For:55,253,758
      Against:         0
      Abstain:       600

    Lawrence Perlman

      For:55,253,758
      Against:         0
      Abstain:       600

 .  To approve an amendment of our certificate of incorporation.

      For:55,251,283
      Against:       180
      Abstain:     2,895

 . To amend our 1996 Stock Option Plan to increase the number of shares authorized for grant and issuance by 4,000,000 shares and to approve the material terms of such plan.

      For:55,244,523
      Against:     8,765
      Abstain:     1,070

 . To ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending July 2, 1999.

      For:55,252,780
      Against:       528
      Abstain:     1,050

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  As of July 2, 1999, the Company had outstanding 3,361,198 shares of Common Stock held by 63 shareholders and 54,633,333 shares of Series A Preferred Stock (including shares exchangeable to Series A Preferred Stock) held by the Parent Company and one of its subsidiaries. There is no established public trading market for any class of the Company's securities.

  The Company has not paid any dividends on any of its capital stock and does not anticipate that any cash dividends will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The consolidated financial data with respect to the fiscal years ended July 2, 1999, July 3, 1998, and June 27, 1997 are derived from the audited Consolidated Financial Statements of the Company that are included in this Form 10-K. The consolidated financial data set forth below with respect to the fiscal years ended June 28, 1996 and June 30, 1995 are derived from the audited Consolidated Financial Statements of the Company that are not included in this Form 10-K. The net loss per common share for 1996 and 1995 is not presented because Seagate Software's current capital did not exist prior to April 1996, making presentation for prior periods not meaningful. The following data should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K and in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                            Fiscal Year Ended
                             --------------------------------------------------
(In thousands, except share   July 2,   July 3,   June 27,  June 28,   June 30,
    and per share data)         1999      1998      1997      1996       1995
---------------------------  ---------- --------  --------  ---------  --------
Revenues...................  $  343,473 $293,226  $216,950  $ 141,586  $ 92,796
Gross profit...............     290,725  242,766   169,161    112,567    70,417
Income (loss) from
 operations................      27,938    6,125   (60,296)  (137,806)  (80,166)
Gain on contribution of
 NSMG to VERITAS, net......   1,670,301      --        --         --        --
Net income (loss)..........     938,990   (9,270)  (53,963)  (129,668)  (82,864)
Net income (loss) per
 common share..............
  Basic....................    1,703.53   (56.33)  (796.93)
  Diluted..................       14.89   (56.33)  (796.93)
Total assets...............   1,883,540  138,997   147,331    201,598   101,928
Stockholders' equity.......  $1,177,261 $ 57,106  $ 65,355  $ 115,602  $ 47,215
Number of shares used in
 per share computations
  Basic....................     551,202  164,571    67,714
  Diluted..................  63,047,127  164,571    67,714

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

  Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") of Seagate Software and contained elsewhere in this Form 10-K are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below in the sections entitled "Liquidity and Capital Resources" and "Factors Affecting Seagate Software's Future Operating Results." Certain sections in this Form 10-K have been identified as containing forward-looking statements. The reader is cautioned that other sections and other sentences not so identified may also contain forward-looking information.

Overview

  Seagate Software develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Seagate Software was comprised of two operating groups, the Information Management Group and the Network & Storage Management Group. Headquartered in Scotts Valley, California, Seagate Software has over 30 offices and operations in 16 countries worldwide. The Company is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 2, 1999, the Parent Company and one of its subsidiaries held 99.96% of Seagate Software's outstanding capital stock. On a fully converted basis the outstanding minority interests of Seagate Software amounted to approximately 6.2%, which consisted of common stock and options to purchase its common stock issued pursuant to the 1996 Stock Option Plan (the "Option Plan") and common stock subject to repurchase. Such options and stock are held by certain current and former employees, directors and consultants of Seagate Software and Seagate Technology.

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

  On May 28, 1999, the Company contributed its Network and Storage Management Group business ("NSMG") and related assets and liabilities to a newly formed company, VERITAS Holding Corporation, now known as VERITAS Software Corporation combining this business with that of VERITAS Operating Corporation, formerly VERITAS Software Corporation. The NSMG business comprised approximately 58.9% of revenues and 63.8% of gross profits in fiscal 1999 (59.7% and 62.5% in 1998, respectively). In connection with the contribution of the NSMG business to VERITAS, the Company recorded a gain of $1,670 million, net of certain related compensation expense and transaction related costs. In addition, the Company recorded the write-off of in-process research and development totaling approximately $87.1 million, of which $84.7 million was charged against "Activity relating to investment in VERITAS" and $2.4 million was charged directly to write-off of in-process research and development for amounts associated with the acquisition of the minority interests of Seagate Software.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 ended on July 2, 1999, fiscal 1998 ended on July 3, 1998 and fiscal 1997 ended on June 27, 1997. Fiscals 1999 and 1997 were comprised of 52 weeks and fiscal 1998 was comprised of 53 weeks. All references to years in this Form 10-K represent fiscal years unless otherwise noted.

Business Combinations

  The Company has a history of business combinations and during the three most recent fiscal years these included the contribution of its Network & Storage Management Group to VERITAS in fiscal 1999 and the acquisition of Eastman Storage Software Management Group in fiscal 1998. No business combinations occurred in fiscal 1997. In connection with these business combinations, the Company has recognized significant write-offs of in-process research and development. The completion of the underlying in-process projects acquired within each business combination was the most significant and uncertain assumption utilized in the valuation analysis of the in-process research and development. Such uncertainties could give rise to unforeseen budget over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain R&D project. The Company is primarily responsible for estimating the fair value of the purchased R&D in all business combinations accounted for under the purchase method. The nature of research and development projects acquired, the estimated time and costs to complete the projects and significant risks associated with the projects are described below.

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

  Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets, and (iii) analysis of data available concerning products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company operates was also considered in the valuation analysis.

  The Income Approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each purchased research and development project. A portion of the purchase price was allocated to the developmental projects based on the appraised fair values of such projects. A summary of the Company's most recent business combinations activities is as follows:


  Contribution of the Network & Storage Management Group to New VERITAS and the purchase of outstanding shares of Seagate Software by Seagate Technology.

Contribution of the Network & Storage Management Group to New VERITAS
-------------------------------------------------------

  On May 28, 1999, Seagate Software, its subsidiary Seagate Software Network & Storage Management Group, Inc., and its parent company Seagate Technology, closed the Agreement and Plan of Reorganization (the "Plan") dated October 5, 1998 with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan provided for the contribution by Seagate Software, Seagate

Technology, and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of the Network & Storage Management Group and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the network and storage management business of Seagate Software (the "NSMG business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the offer by New VERITAS to grant options to purchase Common Stock of New VERITAS to certain of Seagate Software's employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS assumed certain liabilities of the NSMG business. The Plan was structured to qualify as a tax-free exchange.

  Subsequent to the consummation, all outstanding securities of New VERITAS were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to New VERITAS, Seagate Software received a total of 69,148,208 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 6,945,048 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split by VERITAS effected July 9, 1999. VERITAS common stock is publicly traded and is quoted by the Nasdaq National Market under the symbol "VRTS".

  Seagate Software has accounted for the contribution of NSMG to New VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. After the transaction, Seagate Software owns approximately 41.63% (69,148,208 shares) of the outstanding shares of VERITAS on May 28, 1999. Because Seagate Software still owns a portion of the NSMG business through its ownership of VERITAS, Seagate Software did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate Software's basis in the NSMG assets and liabilities exchanged. Seagate Software is accounting for its on going investment in VERITAS using the equity method. The difference between the recorded amount of Seagate Software's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS has been allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $84,707,000 write-off included in "Activity related to equity interests in VERITAS" in the accompanying statement of operations. Intangible assets including goodwill are being amortized over 4 years.

  Seagate Software will include in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate Software's amortization of the difference between the recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS will be included in the results of Seagate Software on a one quarter lag basis.

Seagate Technology exchange offer

  In a separate but related transaction, on June 9, 1999, the Parent Company exchanged 5,275,772 shares of Seagate Technology common stock for 3,267,155 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate Technology common stock.

  The estimated value of Seagate Software common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group ("IMG") as determined by Seagate Software's Board of Directors, plus the assumed proceeds from the exercise of all outstanding stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate Software considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

  The fair value of the shares purchased less the original purchase price paid by the employees was recorded as compensation expense for those shares outstanding and vested less than six months. The purchase of shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged was allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. Seagate Software recorded the acquisition of its common stock by Seagate Technology as a capital contribution from Seagate Technology, and as a result Seagate Software recorded compensation expense amounting to $123.8 million and wrote-off in-process research and development amounting to $2.4 million in the fourth quarter of fiscal 1999. Associated intangible assets and goodwill are being amortized to operations over four years.

  The value allocated to projects identified as in-process research and development at VERITAS and for Seagate Software, for the minority interest acquired by Seagate Technology, were charged to expense in the fourth quarter of fiscal 1999. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and have no future alternative uses. Seagate Software expects the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

  The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value of the purchased in-process technology for VERITAS was estimated as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. These cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

  As of the date of the contribution of NSMG to New VERITAS, the estimated costs to complete the in-process research and development projects at VERITAS (including NSMG) was approximately $50 million.

Overview of purchase price allocation
---------------------------

  In accordance with the provisions of Accounting Principles Board Opinions No. 16 and 17, all identifiable assets acquired were analyzed to determine their Fair Market Values. As the basis for identifying the in-process research and development ("R&D"), the development projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2. In accordance with these provisions, the developmental projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Further, each in-process research and development project was reviewed to determine if technological feasibility had been achieved.

Description of methodology
-------------------

  Tangible net assets of VERITAS (including NSMG) principally included cash and investments, accounts receivable, fixed assets and other current assets. Liabilities principally included accounts payable, accrued compensation, and other accrued liabilities. Tangible assets and liabilities were recorded at their fair value which was equal to book value. Intangible assets included developed technology, distribution networks, original equipment manufacturer agreements, trademarks, assembled workforce, and in-process research and development. The fair value of intangible assets was determined as follows:

  To estimate the value of the developed technology, the expected future cash flows attributable to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The developed technology is being amortized on the straight-line basis over its estimated useful life (four years) which is expected to exceed the ratio of current revenues to the total of current and anticipated revenues.

  The value of the distribution networks and original equipment manufacturer agreements was estimated by considering, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning business relationships and risks related to the viability of and potential changes to future target markets.

  The value of trademarks was estimated by considering, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such trademark.

  The value of the assembled workforce was estimated as the costs to replace the existing employees, including recruiting, hiring, and training costs for each category of employee.

  The value allocated to projects identified as in-process technology at VERITAS and at Seagate Software for the minority interest acquired by Seagate Technology, were charged to expense in the fourth quarter of fiscal 1999. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and have no future alternative uses. Seagate Software expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

  The nature of the efforts required to develop the purchased in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value of the purchased in-process technology for VERITAS was estimated as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

  Goodwill was calculated as the residual difference between the estimated amount paid and the values assigned to identified tangible and intangible assets and liabilities.

Valuation assumptions
----------------

  Revenue

  Revenue estimates were based on (i) aggregate revenue growth rates for the businesses as a whole, (ii) growth rates for the storage management software market, (iii) the aggregate size of the storage management software market,
(iv) anticipated product development and introduction schedules, (v) product sales cycles, and (vi) the estimated life of a product's underlying technology.

  Future revenue estimates were generated based on the worldwide storage management software market and the backup, restore and archive market. The overall storage management software market is forecasted to increase at a compound annual growth rate of 14.2%, from a 1997 value of $2,543 million to a 2002 value of $4,941 million. The backup, restore and archive software segment of storage management software and in particular the Windows NT segment, in which NSMG competes, is expected to grow much faster than other segments. Revenue for Windows 95 and Windows NT is projected to grow at a 43.3% compound annual growth rate from 1997 through 2002.

  Revenue for NSMG was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $350 million for the 1999 calendar year. Thereafter, NSMG is expected to grow slightly greater than the 43.3% industry average through 2003. The revenue by product was allocated between existing, in-process, and future technology; indicating a four-year life cycle for revenue contribution from technology which is consistent with NSMG's historical experience with technology life cycles.

  VERITAS is an open systems supplier. The market for open systems suppliers grew 101.2% between 1996 and 1997.

  Revenue for VERITAS was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $270 million for the 1999 calendar year. Thereafter, VERITAS is expected to grow at 67.9% and 58.4% for years 2000 and 2001, respectively, a rate greater than the 43.3% industry average. For years 2002 through 2005, revenues are expected to level off at a 40% growth rate. The revenue by product was allocated between existing, in-process, and future technology indicating a four-year life cycle (revenue contribution from technology) for Windows NT based products and a three-year life cycle for Unix based products which is consistent with VERITAS' past experience with technology life cycles.

Operating expenses

  Estimated operating expenses used in the valuation analysis of NSMG and VERITAS included (i) cost of goods sold, (ii) general and administrative expense, (iii) sales and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both NSMG and VERITAS's overall business models, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

  Cost of goods sold. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 8.6% of revenues from 2000 to 2006 for NSMG. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 14.7% of revenues from 2000 to 2005 for VERITAS.

  General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was 9.2% in 1999 and expected to be reduced to 6.7% by 2002 for NSMG. G&A expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was held constant at 4.4% of revenues for the forecast period of 2000 to 2005.

  Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 37.4% for years 2000 to 2006 related to NSMG. S&M expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 34.7% for years 2000 to 2005.

  Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 17.4% of revenue for the developed and in-process technologies for the years 2000 to 2006 for NSMG. R&D expense for VERITAS was estimated as 18.2% of revenue in 1999 and was reduced to 16% by 2002, continuing at that rate until 2005.

  As of the date of the contribution of NSMG to New VERITAS, the estimated costs to complete the in-process research and development projects at VERITAS (including NSMG) was approximately $50 million.

Effective tax rate

  The effective tax rate utilized in the analysis of developed and in-process technologies was 33%, which reflects VERITAS's combined effective federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the contribution and estimated for future years.

Discount rate

  The discount rates selected for Seagate Software's developed and in-process technologies were 12% and 17%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Rate of Return (the "WARR", approximately 14% at the date of contribution) and (ii) the Weighted Average Return on Assets (approximately 18% at the date of contribution) that investors expect for companies with similar anticipated growth rates and other characteristics as the NSMG and VERITAS businesses. The discount rate utilized for the in-process research and development was determined to be higher than the WARR due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the WARR, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects. The discount rate was adjusted downward from the WARR for the developed technologies to reflect less technological and market risk associated with forecasted sales of the existing products.

  Eastman Software Storage Management Group.

Overview

  Eastman's two primary products were OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, NSMG planned to convert Eastman's Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, Seagate Software determined that it would abandon the AvailHSM product and technology due to dated features and functionality; and accordingly, the valuation analysis did not include a fair value for the AvailHSM product.

  As for OPEN/stor at the date of acquisition, NSMG planned to phase out the product over the following 12 to 15 months. NSMG's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion.

  In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate Software purchased existing products from Eastman, the existing products did not operate on a stand-alone basis. Therefore, as mentioned above, all of the original underlying code and base technology for the next generation products were in the process of being completely re-written as date of acquisition.

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

  In addition, as of the date of acquisition, Seagate Software's management anticipated the costs to complete the in-process research and development at approximately $1.8 million.

Effective tax rate

  The effective tax rate utilized in the analysis of developed and in-process research and development was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

Discount rate

  The discount rates selected for Eastman's developed and in-process technologies were 15% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (the "WACC", approximately 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18% at the date of acquisition). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

Results of Operations

Fiscal Year 1999 versus Fiscal Year 1998

Results of operations for the fiscal year 1999 include eleven months of NSMG as compared to twelve months in the fiscal year 1998 due to the May, 1999 contribution of NSMG to VERITAS. Increases in operating expenses were partially offset by the reduction in spending due to the NSMG contribution to VERITAS.

  Revenues. Total revenues increased 17% to $343,473,000 in 1999 from $293,226,000 in 1998. License revenues grew 13% to $274,431,000 in 1999 from
$243,285,000 in 1998 due primarily to increased sales of

Seagate Backup Exec, a product sold by NSMG and transferred to VERITAS in the NSMG contribution. License revenue growth was also due to increased sales of Seagate Crystal Reports and Seagate Crystal Info. Seagate Software continued to expand both its indirect and direct sales channels. Indirect revenues, which include distribution and OEM sales, increased 18% to $239,205,000 in 1999 from $203,273,000 in 1998 while direct revenues, which include corporate licensing and other direct sales to users, increased 16% to $104,268,000 in 1999 from $89,953,000 in 1998. Revenues increased within the Americas 13% to $225,247,000 in 1999 from $198,819,000 in 1998 and internationally 25% to
$118,226,000 in 1999 from $94,407,000 in 1998, which was due in part to
Seagate Software's continued expansion of its European distribution channel. Revenues from Seagate Technology remained at 2% of total revenue for 1999 and 1998. Total maintenance, support and other revenues grew 38% to $61,304,000 in 1999 from $44,472,000 in 1998 primarily due to increases in the sales of maintenance agreements and training and consulting services resulting from a larger installed customer base.

  During 1999 Seagate Software generated export revenues from the United States of approximately $83,309,000 as compared to $66,250,000 in 1998. Seagate Software believes that its exposure to foreign currency fluctuations is not material and it does not engage in foreign currency hedging programs.

  Cost of Revenues. The decrease in the cost of license revenues to $12,597,000 in 1999 from $16,963,000 in 1998, representing 5% and 7% of related license revenues, respectively, and the decrease in the cost of license revenues from Seagate Technology was due primarily to reductions in product packaging and documentation costs resulting from a shift in mix to CD-ROMs from disks and increased sales of higher-margin server products. The increase in the cost of maintenance, support and other revenues to $27,522,000 in 1999 from $19,687,000 in 1998, representing 45% and 44% of related service revenues, respectively, was primarily due to expansion of Seagate Software's professional services workforce necessary to support the growth in training and consulting revenues. The lower service revenue margins in 1999 were primarily due to increased spending for additional personnel and new facilities to support higher levels of customer support services, such as training, consulting and preferred technical support. The decrease in the amortization of developed technology to $12,196,000 in 1999 from $13,271,000 in 1998, representing 4% and 5% of total revenues, respectively, was primarily due to intangible assets that were fully amortized during or at the start of the first quarter of fiscal 1999, partially offset by a $1,100,000 write-down of certain developed technologies.

  Sales and Marketing. The increase in sales and marketing expenses to $159,938,000 in 1999 from $129,343,000 in 1998, representing 47% and 44% of total revenues, respectively, was primarily due to expansion of Seagate Software's sales force and increases in advertising, promotion, including allocations from Seagate Technology for the proportional cost of television and newspaper advertisements and technical support costs.

  Research and Development. The increase in research and development expenses to $51,524,000 in 1999 from $47,173,000 in 1998, representing 15% and 16% of total revenues, respectively, was primarily due to increases in personnel and related expenses, new product development and localization costs, partially offset by facility consolidations.

  General and Administrative. The decrease in general and administrative expenses to $34,055,000 in 1999 from $37,124,000 in 1998, representing 10% and
13% of total revenues, respectively, was primarily due to management's efforts to reduce management and administrative costs.

  Write-off of In-Process Research and Development. As a result of its acquisitions, the most recent of which are described below, Seagate Software has acquired a number of projects and products that were considered in-process research and development on the date of acquisition. Seagate Software determined that purchased in-process technology had not reached technological feasibility as no working model or detail program design existed at the time of purchase, and no alternative uses had been identified. Accordingly, in-process research and development was expensed when acquired. During 1999, $2,353,000 of in-process research and development was written off in connection with the purchase of the minority interests of Seagate Software. During 1998, total write-offs of in-process research and development were $6,800,000 incurred in connection with the June 1998 purchase of Eastman.

  Amortization of Goodwill and Other Intangibles. The decrease in the amortization of goodwill and other intangibles to $14,917,000 in 1999 from $16,201,000 in 1998, representing 4% and 6% of total revenues, respectively, was primarily due to decreases in amortization expense based on lower levels of intangible assets and write-downs and write-offs of the carrying value of intangibles of $0 in 1999 versus $1,900,000 in 1998 as a result of asset values that had become impaired based on reductions in estimated future cash flows.

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

  Seagate Software capitalizes the acquired assembled workforce in most of its acquisitions. When Seagate Software reviews the carrying value of its intangibles, if there remains less than 5% of the original assembled workforce the related intangible assets is deemed impaired. In fiscal 1998, Seagate Software wrote-off a total of $1.9 million relating to the capitalized assembled workforces and the associated goodwill for Network Computing, Inc., Netlabs, Inc. and Creative Interaction Technologies, Inc. because less than 5% of the original assembled workforces remained.

  Interest and Other, Net. Total interest and other, net increased to a net income of $1,552,972,000 in 1999 from a net expense of $10,000 in 1998. The increase in net other income was substantially all due to the net gain of $1,670,301,000 on the contribution of the Company's NSMG business to VERITAS Software Corporation ("VERITAS") partially offset by the charge related to the Company's equity interest in VERITAS of $118,888,000 in the fourth quarter of 1999. The net gain of $1,670,301,000 consisted of a gain of $1,806,165,000, net of compensation expense of $123,839,000 and merger related expenses of $12,025,000.

  Income Taxes. The Company recorded a $641,920,000 provision for income taxes at an effective rate of 41% in 1999 compared with a $15,385,000 provision for income taxes at an effective rate of 252% for 1998. The effective rate used to record the provision for income taxes in 1999 was greater than the statutory rate primarily due to state taxes on U.S. taxable income, foreign taxes in excess of U.S. statutory tax rate, increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes. The effective rate used to record the provision for income taxes in 1998 was greater than the statutory rate primarily due to foreign taxes in excess of U.S. statutory tax rate, increases in the valuation allowance for deferred tax assets and goodwill amortization for certain acquisitions that were not deductible for tax purposes.

Fiscal Year 1998 versus Fiscal Year 1997

  Revenues. Total revenues increased 35% to $293,226,000 in 1998 from $216,950,000 in 1997. License revenues grew 33% to $243,285,000 in 1998 from
$183,556,000 in 1997 due primarily to increased sales of Seagate Backup Exec. License revenue growth was also due to increased sales of Seagate Crystal Reports and

Seagate Crystal Info. Seagate Software continued to expand both its indirect and direct sales channels. Indirect revenues, which include distribution and OEM sales, increased 37% to $203,273,000 in 1998 from $147,991,000 in 1997 while direct revenues, which include corporate licensing and other direct sales to users, increased 30% to $89,953,000 in 1998 from $68,959,000 in 1997.
Revenues increased within the Americas 30% to $198,820,000 in 1998 from $153,368,000 in 1997 and internationally 48% to $94,407,000 in 1998 from
$63,582,000 in 1997, which was due in part to Seagate Software's continued expansion of its European distribution channel. Revenues from Seagate Technology decreased 5% primarily due to fewer unit shipments to Seagate Technology's OEM tape drive operations. Total maintenance, support and other revenues grew 61% to $44,472,000 in 1998 from $27,632,000 in 1997 primarily due to increases in the sales of maintenance agreements and training and consulting services resulting from a larger installed customer base.

  During 1998 Seagate Software generated export revenues from the United States of approximately $66,250,000 as compared to $44,129,000 for 1997 Seagate Software believes that its exposure to foreign currency fluctuations is not material and does not engage in foreign currency hedging programs.

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

  Unamortized software costs for developed technology were reviewed under the guidance of SFAS No. 86 for potential impairment. Seagate Software compares the undiscounted future cash flows on a product by product basis to the unamortized costs. Unamortized costs in excess of undiscounted future cash flows are recorded as an impairment loss. Impairment losses in 1997 were caused by a number of factors including Seagate Software's business decision to stop selling products or technologies such as DOS, new acquisitions, or new product designs. Additionally in 1997, Seagate Software incurred a write-off related to the decision to close down and sell one of its acquisitions, Calypso Software Systems, Inc. The write-off was to the expected net realizable value. Seagate Software is not currently generating any revenues from any products for which the related developed technology has been impaired.

  Sales and Marketing. The increase in sales and marketing expenses to $129,343,000 in 1998 from $107,706,000 in 1997, representing 44% and 50% of total revenues, respectively, was primarily due to expansion of Seagate Software's sales force and increases in advertising, promotion, including allocations from Seagate Technology for the proportional cost of television and newspaper advertisements and technical support costs. Such increases were partially offset by reductions in workforce in 1997 within the Network & Storage Management Group business unit due to facility consolidations.

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

  Restructuring. Restructuring charges were $2,524,000 in 1997, representing 1% of total revenues. The restructuring charges were incurred as a result of reorganizations and closures within NSMG for the reduction of personnel, write-off or write-down of equipment, intangibles and other assets, closure of duplicate facilities, fees for legal and accounting services, contract cancellations and other related expenses.

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

  Interest and Other, Net. Total interest and other, net decreased to a net expense of $10,000 in 1998 from a net expense of $2,381,000 in 1997, representing less than 1% and 1% of total revenues, respectively. The decrease in interest and other, net was primarily due to lower interest expense on a lower level of outstanding borrowings from Seagate Technology and an increase in foreign exchange gains.

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

Liquidity and Capital Resources

  Seagate Software's total cash was $25,201,000 and $15,130,000 as of July 2, 1999 and July 3, 1998, respectively. The increase in cash was primarily due to loan borrowings from the Parent Company of $319 million, cash provided by operating activities and the sale of common stock under the Option Plan, partially offset by a reduction in the Company's loan repayments to the parent company of $345 million, purchases of property and equipment and purchases of intangible assets. The Company's cash is maintained in highly liquid operating accounts and primarily consists of bank deposits.

  Seagate Software's operations have been financed by cash flows from operating activities and borrowings from Seagate Technology. Such borrowings are available to Seagate Software under a Revolving Loan Agreement, between Seagate Software and Seagate Technology, which was renewed on July 4, 1998 on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital requirements. The Revolving Loan Agreement, which provides for maximum borrowings of up to $60,000,000, is renewable every two years and expires on July 3, 2000. Beginning in fiscal year 1999, the Company paid interest at the LIBOR rate plus 2% per annum on such borrowings. The interest rate and the loan balance as of July 2, 1999 were 7.31% and $11,801,000, respectively.

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $794,000 at July 2, 1999. Interest rates payable on borrowings are based on local bank prime interest rates. At July 2, 1999, there were no outstanding borrowings under any of these lines of credit.

  During the year ended July 2, 1999, Seagate Software made investments in property and equipment totaling approximately $12,790,000 for new office facilities, leasehold improvements, computers, furniture and office equipment. Seagate Software anticipates it will make investments in 2000 of approximately $5,400,000 in property and equipment. Additionally, product development activities may include cash used to acquire technology. Seagate Software expects that such investments will be funded from existing cash balances and cash flows from operations.

  In August 1999, Seagate Software sold 8,232,667 shares of VERITAS common stock for net proceeds of $396.8 million after underwriting discounts and commissions. Seagate Software may sell additional shares of VERITAS common stock in the future, but has agreed not to do so prior to November 7, 1999 except to the extent the underwriters in the August 1999 offering exercise their overallotment option for an additional 909,833 shares prior to September 8, 1999.

  Seagate Software believes its current cash balances, its proceeds from the sale of VERITAS common stock, its available borrowings from Seagate Technology and cash flows generated from Seagate Software's operations will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Furthermore, Seagate Software anticipates that future operating and investing activities may be financed by additional borrowings from Seagate Technology, equity financing or other sources. Seagate Software believes that additional financing from Seagate Technology will be available at a reasonable cost.

New Accounting Pronouncements

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

  In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133" to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Seagate Software generally does not use derivative financial instruments and the impact of SFAS 133 is not anticipated to be material when adopted.

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

  We consider a product to be "Year 2000 Ready" if the product's performance and functionality are unaffected by the processing of dates prior to, during and after the year 2000, but only if all products (for example hardware, firmware, and software) used with the products properly exchange accurate date data with it.

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

  We are using the following phased approach to Year 2000 readiness: inventory, assessment, testing, remediation and contingency planning. Anticipated dates of completion are as follows:

       1. Inventory             Complete
       2. Assessment            Complete
       3. Testing               [September 30, 1999]
       4. Remediation           [December 1, 1999]
       5. Contingency Planning  Complete

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

  Our material third party relationships include relationships with fulfillment houses, banks, payroll services vendors, utilities, distribution partners and key customers. These relationships have been inventoried, and we are now assessing the risks relating to these relationships. We believe that certain of these relationships are of significant importance to our future operations. We have contacted our significant suppliers and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We do not currently have reason to believe that any such third parties have significant internal Year 2000 problems that will not remediated. However, in the event any such third parties were to have an unremediated Year 2000 problem, it could have a material adverse effect on our business, financial condition or results of operations.

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

  We believe that a most likely worst case Year 2000 scenario would result in a disruption of infrastructure, including the possible loss of power and disruption of transportation systems. We believe that no effective contingency planning for such disruption is possible. We also believe that additional elements of the most likely worst case Year 2000 scenario include the loss of fulfillment services, banking services, and/or distribution services. Although discussions of contingency planning for these problems has begun, no contingency plan is yet in place. We currently expect to complete contingency planning by [September 30, 1999.] We could experience material adverse effects on our business if we fail to successfully implement a contingency plan. Those material adverse effects could include delays in the delivery or sale of our products.

Factors Affecting Future Operating Results

Potential Fluctuations in Annual and/or Quarterly Operating Results.

  We often experience a high volume of sales at the end of our fiscal quarter. Therefore, it may be late in the quarter before we are able to determine that our costs are too high in relation to our actual sales. If this were to happen, we would not be able to reduce these costs and, consequently, our net income would be reduced or our net loss increased. In addition, our operating results have been and may, in the future, be subject to significant quarterly fluctuations as a result of a number of other factors including:

  . the timing of orders from and shipment of products to major customers, primarily distributors such as Ingram;

  . our ability to develop, introduce, and market new products and product enhancements in a timely fashion, particularly with respect to Seagate Info and Seagate Crystal Reports;

  .changes in the prices of our products and our competitors' products;

  . our customers' preference for competing technologies in lieu of our products such as Seagate Info and Seagate Crystal Reports;

  . our inability to reduce our costs in relation to our revenues (because we ship our products shortly after we receive orders and operate with no backlog);

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and

  .  competition and consolidation in our industry.

Revenue Concentration.

  Our new products must be accepted by customers in order for us to be successful. If our products are not purchased as a result of competition, technological change or other factors, then our business, operating results and financial condition would be materially adversely affected.

  Our software products have a fixed life cycle that is difficult to estimate. If we do not develop and introduce new products before our existing products have completed their life cycles, then we will be unable to sustain or increase our level of sales. We cannot be sure that we will continue to be successful in marketing our key products or any new products, applications, or product enhancements.

  We currently obtain most of our revenue from a limited number of software products and anticipate this to be the case in the foreseeable future. Sales from a small number of customers generate a disproportionate amount of our revenues . For example, IMG and Seagate Software derived 11% and 22%, respectively, of its revenues from sales to Ingram for the fiscal year ended July 2, 1999. If Ingram, or any other significant customer, reduces it purchases from us, our business, financial condition, and results of operations would be materially adversely affected unless we substantially increased our sales to other customers. Because our contracts with Ingram (or any other customer) do not require them to purchase any specified number of software licenses from us, we cannot be sure that our significant customers will continue to purchase at their current levels.

Reliance on Sales Staff, Channel Partners, and Strategic Relationships.

  We sell and support our products through: our sales staff, third party distributors, and OEMs. We also have a strategic relationship with Microsoft that enables us to bundle our products with Microsoft's products, and we have developed and are developing certain utilities and products to be a part of Microsoft's products. If Microsoft reduces the nature and quantity of its relationship with us, our business, operating results, and financial condition would be materially adversely affected.

  We have made significant expenditures in recent years to expand our sales and marketing force. Our future success will depend in part upon the productivity of our sales and marketing force. During the fourth quarter of 1999, we experienced significant turnover in our sales personnel. We believe that our ability to continue to attract, integrate, train, motivate and retain new sales and marketing personnel will also affect our success. We face intense competition for sales and marketing personnel; in the software industry, and we cannot be sure that we will be successful in hiring and retaining such personnel in accordance with our plans. Even if we hire and train sufficient numbers of sales and marketing personnel, we cannot be sure that our recent and other planned expenses will generate enough additional revenue to exceed costs.

  We generate a substantial portion of our revenue by selling our products through distributors and OEMs. Our distributors and OEMs decide whether or not to include our products with those they sell and generally can carry and sell product lines that are competitive with ours. Because OEMs and distributors carry other product lines and are not required to make a specified level of purchases from us, we cannot be sure that they will prioritize selling our products. These distributors and OEMs are also generally entitled to terminate their relationship with us without cause. Our business, financial results and operating condition would be materially adversely affected if some or all of our current distributors and OEMs discontinued selling our products and we failed to find comparable replacements.

New Product Development and Technological Change.

  Our products are used in combination with other software and computer hardware systems. The market for our products is characterized by rapidly changing technology, changing customer needs, evolving industry standards and frequent new product introductions. Our future success will therefore depend on our ability to design, develop, test and support new software products and enhancements on a timely and cost effective basis.

  If we do not respond to changing market conditions and customer requirements by developing and introducing new products in a timely manner, then our business, operating results or financial condition could be materially, adversely affected.

Competition.

  Our industry is intensely competitive and is characterized by rapidly changing technology and evolving standards. We expect additional competition from other established and/or emerging companies and as a result of future software industry consolidations. We expect that our competitors will offer new and existing products at lower prices, if necessary to gain or retain market share and customers. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies. Increased competition can be expected to cause price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results or financial condition. Current and potential competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, to devote greater resource to the development, promotion, sale and support of their products than we are able to do.

  It is possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. In addition, network operating system vendors could introduce new or upgrade existing operating systems or environments that could render our products obsolete and unmarketable.

  In connection with the contribution of our NSMG business to VERITAS, we agreed not to re-enter some of the segments in which NSMG participates for a specified period of time. We may not be able to compete effectively with other companies that can offer solutions in the business intelligence software segment and the areas in which we have agreed not to re-enter.

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

Acquisition Related Accounting Charges Will Reduce Profits.

  We intend to continue our expansion of the Company through internal growth as well as acquisition. Acquisitions involve numerous risks including:

  .the difficulties of integrating the operations and products of the acquired businesses, and

  .the potential loss of key employees or customers of the acquired business.

  We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past, and may fluctuate in the future because of the timing of such write-offs. For example, we incurred charges to operations in the fourth quarter of fiscal 1999 of approximately $84,707,000 and $2,353,000 for the write-off of in-process research and development related to our contribution of NSMG to VERITAS and the acquisition of the minority interests in Seagate Software by Seagate Technology, respectively.

Risks of Systems Failures.

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

  Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the effected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia and the Far East, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

  . the impact of currency fluctuations on the relative price of Seagate Software's products;

  . restrictions on government spending imposed by the International Monetary Fund in those countries receiving the International Monetary Fund's assistance;

  . customers' reduced access to working capital to fund software purchases such as our products, due to:

  .  higher interest rates;

  . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its banks' financial condition; or

  .  the inability to access other financing.

Dependence on Proprietary Technology

  Our success will be heavily dependent on our proprietary technology. We rely primarily on the following to protect our proprietary rights:

  .  patents;

  .  copyrights;

  .  trademarks and trade secret rights;

  .  confidentiality procedures;

  .  employee and third party nondisclosure agreements; and

  .  licensing restrictions.

Such efforts provide only limited protection.

  We also rely, in part, on shrink-wrap licenses that are not signed by end users and, therefore, may be unenforceable under the laws of certain jurisdictions.

  Even though we take these steps, someone may be able to copy or otherwise obtain and use our products and technology without authorization. Policing unauthorized use of our products is difficult. Although we cannot determine the extent of existing piracy or our products, we expect that software piracy will be a persistent problem. Third parties may also develop similar technology independently. We believe that effective protection of intellectual property rights is unavailable or limited in certain foreign countries.

  Our competitors may successfully challenge the validity or scope of our patents, copyrights and trademarks. We cannot be sure that our patents, copyrights, and trademarks will provide us with a competitive advantage or that our competitors will not design around any patents issued to us. We are not aware that any of our products infringe upon the proprietary rights of third parties, but, in the future, third parties may claim that our current or future products infringe that party's rights. We believe that software product developers will be increasingly subject to claims of infringement as the functionality of products in our industry segment overlaps. If we were subject to a claim of infringement, regardless of its merit, such claim would have the following impacts on us that could have a material adverse effect on our business, operating results or financial condition:

  .  require costly litigation to resolve;

  .  absorb significant management time; or

  .  require us to enter into unfavorable royalty or license agreements.


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

  Even if the Company successfully brings certain of its products into Year 2000 readiness and publicizes the non-readiness of its other products, the Company anticipates that substantial litigation may be brought against vendors of all component products of noncompliant operating environments, including the Company. The Company's agreements with its customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. The Company believes that any such claims, with or without merit, could result in costly litigation (and possible adverse judgment) that could absorb significant management and product development time and potentially result in significant liability to the Company, which could have a material adverse effect on the Company's business, operating results or financial condition.

Software Product Errors or Defects.

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

  .  require us to make extensive changes to the product; or

  . result in customer's delaying their purchase until the errors or defect have been remedied, which would cause our revenues to be reduced or delayed.

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

Dependence on Key Personnel.

  Our future performance depends to a significant degree upon the continued service of our key members of management as well as marketing, sales, and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results, and financial condition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled management, marketing, sales, and product development personnel. We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.

We Face Risks of Litigation.

  We are subject to litigation arising in the ordinary course of our business. While we believe that the ultimate outcome of these actions will not have a material adverse effect on us, the outcome of these actions is not determinable, and negative outcomes may adversely effect our financial position, liquidity, or results of operations. See Part I, Item 3 of this Form 10-K for a description of legal proceedings.

We Face Risks from the Contribution of our Network & Storage Management Group to VERITAS.

We face a number of risks from the closing of the NSMG combination including:

  . Information Management Group employees may be distracted by concerns about whether we will continue to operate that business or spin it off, and may not meet critical deadlines in their assigned tasks,

  . the ongoing original equipment manufacturer relationship with VERITAS and Seagate Technology's tape drive operations may be disrupted and we may not be able to meet our customers' order deadlines or needs as a result,

  . we have agreed not to compete in certain storage management software markets for a specified period of time after the closing of the NSMG combination and may not be able to benefit from future opportunities in those markets,

  . we do not have significant control over the management of VERITAS, although currently we have two representatives on its board of directors, but our financial statements and results of operations will reflect Seagate Software's then current ownership % of New VERITAS' operations which may impact our stock price, and

  . we are only permitted to sell our interest in VERITAS in limited increments.

Risks From Conversion to Single European Currency.

  On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency. On that day the Single European Currency became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutshe Mark, as well as the Single European Currency. Companies operating in or conducting business in these countries, will need to ensure that their financial and other software systems are capable of processing transaction and properly handling the existing currencies and the Single European Currency.

  We are still assessing the impact of the introduction and use of the Single European Currency on our internal systems. We will take corrective actions based on such assessment but do not presently expect that introduction and use of the Single European Currency will materially effect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs. While we will continue to evaluate the impact of the Single European Currency introduction over time, based on currently available information, to date the introduction of the Single European Currency has not had a material adverse impact on Seagate Software's financial condition or overall trends in results of operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States, Canada and the United Kingdom and sell our products in North America, Asia, Japan and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. Sales are primarily made in U.S. dollars. Accordingly, a strengthening of the dollar could make our products less competitive in foreign markets. Seagate Software's foreign and domestic cash is held in short-term (less than 90 days) interest bearing deposits in banks. Due to the nature of the cash deposits, the Company has concluded there is no material market exposure. Therefore, no quantitative disclosures are required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index To Consolidated Financial Statements

                               Description                                Page
                               -----------                                ----
Report of Ernst & Young LLP, Independent Auditors........................  32
Consolidated Balance Sheets as of July 2, 1999 and July 3, 1998..........  33
Consolidated Statements of Operations for the Years Ended July 2, 1999,
 July 3, 1998 and June 27, 1997..........................................  34
Consolidated Statements of Cash Flows for the Years Ended July 2, 1999,
 July 3, 1998 and June 27, 1997..........................................  35
Consolidated Statements of Stockholders' Equity for the Years Ended July
 2, 1999, July 3, 1998 and June 27, 1997.................................  36
Notes to the Consolidated Financial Statements...........................  37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
 Seagate Software, Inc.

  We have audited the accompanying consolidated balance sheets of Seagate Software, Inc. as of July 2, 1999 and July 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 2, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seagate Software, Inc. at July 2, 1999 and July 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                   /s/ Ernst & Young LLP

San Jose, California
July 23, 1999

                             SEAGATE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                           July 2,     July 3,
                                                             1999       1998
                                                          ----------  ---------
                         Assets
Cash....................................................  $   25,201  $  15,130
Accounts receivable, net................................      42,682     46,564
Inventories.............................................         981      1,117
Other current assets....................................      10,704      2,474
                                                          ----------  ---------
    Total current assets................................      79,568     65,285
Property, equipment and leasehold improvements, net.....       6,878     16,876
Investment in VERITAS Software, net.....................   1,744,544        --
Goodwill and other intangibles, net.....................      52,550     56,836
                                                          ----------  ---------
    Total assets........................................  $1,883,540  $ 138,997
                                                          ==========  =========

                      Liabilities
Loan payable to Seagate Technology......................  $   11,801  $  16,054
Accounts payable........................................      21,911     10,994
Accrued employee compensation...........................      26,889     14,365
Accrued expenses........................................      11,733     15,339
Accrued income taxes....................................         --       5,562
Deferred revenue........................................      16,342     13,714
                                                          ----------  ---------
    Total current liabilities...........................      88,676     76,028
Deferred income taxes...................................     617,343      1,691
Other liabilities.......................................         225        255
                                                          ----------  ---------
    Total liabilities...................................     706,244     77,974

Common stock subject to repurchase......................          35      3,917

                  Stockholders' Equity
Convertible preferred stock, $.001 par value--73,000,000
 shares authorized;
  Series A: shares issued and outstanding--54,633,333 in
   1999 and 1998 (aggregate liquidation preference of
   $409,750 in 1999 and 1998)...........................          55         55
Common stock, $.001 par value--authorized--300,000,000
 shares in 1999 and 95,600,000 shares in 1998; shares
 issued and outstanding--3,352,568 in 1999 and 235,502
 in 1998................................................           3        --
Additional paid-in capital..............................     525,060    343,526
Retained earnings/(accumulated deficit).................     652,772   (286,218)
Accumulated other comprehensive income..................        (629)      (257)
                                                          ----------  ---------
    Total stockholders' equity..........................   1,177,261     57,106
                                                          ----------  ---------
    Total liabilities and stockholders' equity..........  $1,883,540  $ 138,997
                                                          ==========  =========

                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                    For the years ended
                                                ------------------------------
                                                 July 2,    July 3,   June 27,
                                                   1999       1998      1997
                                                ----------  --------  --------
Revenues:
  Licensing.................................... $  274,431  $243,285  $183,556
  Licensing from Seagate Technology............      7,738     5,469     5,762
  Maintenance, support and other...............     61,304    44,472    27,632
                                                ----------  --------  --------
    Total revenues.............................    343,473   293,226   216,950
Cost of revenues:
  Licensing....................................     12,597    16,963    17,535
  Licensing from Seagate Technology............        433       539     1,834
  Maintenance, support and other...............     27,522    19,687     6,560
  Amortization of developed technologies.......     12,196    13,271    21,860
                                                ----------  --------  --------
    Total cost of revenues.....................     52,748    50,460    47,789
                                                ----------  --------  --------
Gross profit...................................    290,725   242,766   169,161
Operating expenses:
  Sales and marketing..........................    159,938   129,343   107,706
  Research and development.....................     51,524    47,173    42,842
  General and administrative...................     34,055    37,124    36,861
  In-process research and development..........      2,353     6,800     2,613
  Amortization of goodwill and other
   intangibles.................................     14,917    16,201    23,465
  Restructuring costs..........................        --        --      2,524
  Unusual items................................        --        --     13,446
                                                ----------  --------  --------
    Total operating expenses...................    262,787   236,641   229,457
                                                ----------  --------  --------
Income (loss) from operations..................     27,938     6,125   (60,296)
Gain on contribution of NSMG to VERITAS, net...  1,670,301       --        --
Activity related to equity interest in
 VERITAS.......................................   (118,888)      --        --
Interest expense...............................       (202)   (1,021)   (2,688)
Other, net.....................................      1,761     1,011       307
                                                ----------  --------  --------
  Interest and other, net......................  1,552,972       (10)   (2,381)
                                                ----------  --------  --------
Income (loss) before income taxes..............  1,580,910     6,115   (62,677)
Benefit from (provision for) income taxes......   (641,920)  (15,385)    8,714
                                                ----------  --------  --------
Net income (loss).............................. $  938,990  $ (9,270) $(53,963)
                                                ==========  ========  ========
Net income (loss) per common share:
  Basic........................................ $ 1,703.53  $ (56.33) $(796.93)
  Diluted...................................... $    14.89  $ (56.33) $(796.93)
Number of shares used in per share
 computations:
  Basic........................................    551,202   164,571    67,714
  Diluted...................................... 63,047,127   164,571    67,714

                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  For the years ended
                                            ---------------------------------
                                              July 2,     July 3,   June 27,
                                               1999        1998       1997
                                            -----------  ---------  ---------
Operating activities
Net income (loss).......................... $   938,990  $  (9,270) $ (53,963)
Adjustments to reconcile net income to net
 cash from operating activities:
  Depreciation and amortization............      35,714     39,932     41,730
  Deferred income taxes....................     613,487     (4,542)    (7,505)
  Gain on contribution of NSMG to VERITAS,
   net.....................................  (1,670,301)       --         --
  Activity related to equity interest in
   VERITAS.................................     118,887        --         --
  Write-off of in-process research and
   development.............................       2,353      6,800      2,613
  Write-off or write-down of goodwill and
   intangibles.............................       1,100      1,900     13,106
  Unusual items............................         --         --      13,446
  Write-offs due to restructure............         --         --       1,494
  Changes in operating assets and
   liabilities:
    Accounts receivable....................     (15,158)   (18,157)     4,583
    Inventories............................        (745)     2,099     (1,581)
    Other current assets...................     (11,152)     1,575     (1,207)
    Accounts payable.......................       4,377      1,552     (1,609)
    Accrued employee compensation..........      11,378      4,020      2,078
    Accrued expenses.......................      12,348       (725)     2,430
    Accrued income taxes...................      (2,778)     3,633      5,796
    Deferred revenue.......................       2,628      5,285      2,648
    Other liabilities......................          34        (46)        44
                                            -----------  ---------  ---------
  Net cash provided by operating
   activities..............................      41,162     34,056     24,103

Investing activities
Acquisitions of businesses, net of cash
 acquired..................................         --     (10,000)       --
Acquisition of property, equipment and
 leasehold improvements, net...............     (12,790)    (7,992)   (15,823)
Acquisition of intangibles.................        (289)    (4,270)       --
                                            -----------  ---------  ---------
  Net cash used in investing activities....     (13,079)   (22,262)   (15,823)
Financing activities
Sale of common stock and common stock
 subject to repurchase.....................       7,846      4,582         79
Borrowings from Seagate Technology.........     319,017    261,917    217,513
Payments to Seagate Technology.............    (344,503)  (274,834)  (221,533)
                                            -----------  ---------  ---------
  Net cash used in financing activities....     (17,640)    (8,335)    (3,941)
Effect of exchange rate changes on cash....        (372)      (414)       151
                                            -----------  ---------  ---------
  Increase in cash.........................      10,071      3,045      4,490
Cash at the beginning of the year..........      15,130     12,085      7,595
                                            -----------  ---------  ---------
Cash at the end of the year................ $    25,201  $  15,130  $  12,085
                                            ===========  =========  =========
Supplemental Cash Flow Information
  Cash paid for interest................... $       202  $   1,021  $   2,688
  Cash paid for income taxes...............      38,166      7,945      2,357


                See notes to consolidated financial statements.

                             SEAGATE SOFTWARE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  For the years ended         Series A                                  Accumulated
 July 2, 1999, July 3,       Convertible                                   Other     Retained
 1998 and June 28, 1996    Preferred Stock    Common Stock   Additional   Compre-    Earnings
 (In thousands, except    ----------------- ----------------  Paid-In     hensive   Accumulated
      share data)           Shares   Amount  Shares   Amount  Capital     Income      Deficit     Total
 ----------------------   ---------- ------ --------- ------ ---------- ----------- ----------- ----------
Balance at June 28,
 1996...................  47,433,333  $47      62,500  $--    $338,534     $   6     $(222,985) $  115,602

Comprehensive
 income/(loss)
 Net loss...............         --   --          --    --         --        --        (53,963)    (53,963)
 Foreign currency
  translation
  adjustment............         --   --          --    --         --        151           --          151
                                                                                                ----------
 Comprehensive
  income/(loss).........                                                                           (53,812)
Income tax benefit from
 Seagate Technology
 stock option
 exercises..............         --   --          --    --       3,486       --            --        3,486
Issuance of common stock
 upon exercise of
 employee stock
 options................         --   --       20,855   --          79       --            --           79
Issuance of convertible
 preferred stock
 pursuant to the
 transfer to the Company
 of IMG Vancouver.......   7,200,000    8         --    --          (8)      --            --          --
                          ----------  ---   ---------  ----   --------     -----     ---------  ----------
Balance at June 27,
 1997...................  54,633,333   55      83,355   --     342,091       157      (276,948)     65,355
Comprehensive
 income/(loss)
 Net loss...............         --   --          --    --         --        --         (9,270)     (9,270)
 Foreign currency
  translation
  adjustment............         --   --          --    --         --       (414)          --         (414)
                                                                                                ----------
 Comprehensive
  income/(loss).........                                                                            (9,684)
Income tax benefit from
 Seagate Technology
 stock option
 exercises..............         --   --          --    --         770       --            --          770
Issuance of common stock
 upon exercise of
 employee stock
 options................         --   --      152,147   --         665       --            --          665
                          ----------  ---   ---------  ----   --------     -----     ---------  ----------
Balance at July 3,
 1998...................  54,633,333   55     235,502   --     343,526      (257)     (286,218)     57,106

Comprehensive
 income/(loss)
 Net income.............         --   --          --    --         --        --        938,990     938,990
 Foreign currency
  translation
  adjustment............         --   --          --    --         --       (372)          --         (372)
                                                                                                ----------
 Comprehensive
  income/(loss).........                                                                           938,618
Income tax benefit from
 Seagate Technology
 stock option
 exercises..............         --   --          --    --       1,078       --            --        1,078
Issuance of common stock
 upon exercise of
 employee stock
 options................         --   --    3,117,066     3     13,427       --            --       13,430
Equity contribution by
 Seagate Technology
 related to the
 acquisition of the
 minority interests of
 Seagate Software, Inc.
 .......................         --   --          --    --     154,310       --            --      154,310
Compensation expense for
 stock option vesting
 acceleration...........         --   --          --    --      12,719       --            --       12,719
                          ----------  ---   ---------  ----   --------     -----     ---------  ----------
Balance at July 2,
 1999...................  54,633,333  $55   3,352,568  $  3   $525,060     $(629)    $ 652,772  $1,177,261
                          ==========  ===   =========  ====   ========     =====     =========  ==========


                See notes to consolidated financial statements.

Summary of Significant Accounting Policies

  Description of Business. Seagate Software, Inc. ("Seagate Software") currently develops and markets software products and provides related services enabling business users and information technology professionals to manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software has over 30 offices and operations in 16 countries worldwide. Seagate Software also has a substantial equity method investment in VERITAS Software Corporation ("VERITAS"). The Company acquired its investment in VERITAS in May 1999 when it contributed its Network & Storage Management Group ("NSMG") business to VERITAS. See Note on Business Combinations and Acquisitions.

  Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology, Inc. (the "Parent Company" or "Seagate Technology"), a data technology company that provides products for storing, managing and accessing digital information on computer systems. As of July 2, 1999, Seagate Technology and one of its subsidiaries held 99.96% of Seagate Software's outstanding capital stock. On a diluted basis, the outstanding minority interests of Seagate Software amounted to approximately 6.2%, which consisted of Common Stock and options to purchase Common Stock issued pursuant to the Seagate Software 1996 Option Plan. Such options to purchase Seagate Software's Common Stock are held by certain employees, directors and consultants of Seagate Software and Seagate Technology.

  Basis of Presentation. Seagate Software was incorporated in Delaware in November 1993 and commenced operations in May 1994 pursuant to Seagate Technology's merger with Crystal Computer Services, Inc., a company engaged in developing and marketing report writing software. From August 1994 to June 1996, Seagate Technology acquired eight software companies, which were engaged in developing and marketing business intelligence or network and/or storage management software products. The amount of capital contributed by Seagate Technology for acquisitions was determined by the amounts paid for such acquisitions by Seagate Technology on behalf of Seagate Software. In February 1996, Seagate Technology merged with Conner Peripherals, Inc. in a transaction accounted for as a pooling-of-interests. In connection with the merger, Seagate Technology purchased the outstanding minority interests in Conner's storage management software operations under Arcada Holdings, Inc. In April 1996, Seagate Technology consolidated its software operations into Seagate Software.

  Prior to December 1996, Seagate Technology International Holdings, an indirect wholly-owned subsidiary of Seagate Technology, owned all outstanding capital stock of Information Management Group Vancouver (formerly Crystal Services, Inc.). Pursuant to an agreement among Seagate Technology International Holdings, Seagate Software, and Information Management Group Vancouver dated December 19, 1996, Seagate Technology International Holdings surrendered the Information Management Group Stock (which was subsequently cancelled by Information Management Group Vancouver) in exchange for 7,200,000 Convertible Preference Shares of Information Management Group Vancouver. On December 26, 1996, the Convertible Preference Shares were exchanged for 7,200,000 Class B Exchangeable Shares of Information Management Group Vancouver. These Class B Exchangeable Shares do not have voting rights except as required by law, but can be exchanged at Seagate Technology International Holdings' sole discretion for 7,200,000 shares of Seagate Software Series A Preferred Stock. In connection with the issuance of the Class B Exchangeable Shares described above, Seagate Technology International Holdings was granted voting rights in Seagate Software equivalent to 7,200,000 shares of Series A Preferred Stock. Also on December 26, 1996, Information Management Group Vancouver issued 10,000 Class A Common Shares, which carry the right to vote, to Seagate Software. Seagate Software therefore now owns all voting shares of Information Management Group Vancouver. For financial reporting purposes, Seagate Software has control over Information Management Group Vancouver and therefore consolidates the results of Information Management Group Vancouver. Additionally, the 7,200,000 shares of Series A Preferred Stock of Seagate Software which Seagate Technology International Holdings could elect to receive in exchange for the Class B Exchangeable Shares of Information Management Group Vancouver have been treated as issued and outstanding shares of Series A Preferred Stock of Seagate Software.

  In June 1998, Seagate Software Company acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash.

  On May 28, 1999, the Company contributed its NSMG business and related assets and liabilities to a newly formed company combining this business with that of VERITAS Software Corporation. The Company received 69,148,208 shares of VERITAS upon contribution of the NSMG business to VERITAS. See Note on Business Combinations and Acquisitions.

  Seagate Software operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 ended on July 2, 1999, fiscal 1998 ended on July 3, 1998 and fiscal 1997 ended on June 27, 1997. Fiscals 1999 and 1996 were comprised of 52 weeks and fiscal 1998 was comprised of 53 weeks. Fiscal 2000 will be a 52-week year and will end on June 30, 2000. All references to years in the notes to consolidated financial statements represent fiscal years unless otherwise noted. All intercompany transactions have been eliminated.

  Revolving Loan Agreement with Seagate Technology. On July 4, 1998 Seagate Software and Seagate Technology renewed the Revolving Loan Agreement on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of Seagate Software's working capital needs. The Revolving Loan Agreement provides for maximum outstanding borrowings of up to $60,000,000 and is renewable every two years. Outstanding borrowings from the Parent Company were $11,801,000 and $16,054,000 at July 2, 1999 and July 3, 1998, respectively. Borrowings from Seagate Technology consist primarily of amounts used to fund Seagate Software's operating activities. Beginning in fiscal 1999, Seagate Software paid interest at the LIBOR rate plus 2% per annum on such borrowings (7.31% at July 2, 1999).

  Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

  Concentration of Credit Risk. Financial instruments that potentially subject Seagate Software to significant concentrations of credit risk consist primarily of cash and accounts receivable. Seagate Software places its cash and cash equivalents in high credit quality financial institutions. Accounts receivable are derived from revenues earned from customers primarily located in North America and Europe. Seagate Software performs ongoing credit evaluations of its customers and generally does not require collateral. Seagate Software maintains reserves for potential credit losses and historically such losses have been immaterial. Revenue from one third party customer, Ingram Micro Inc., accounted for 22% of Seagate Software's total revenues in 1999 and 1998 and 18% of Seagate Software's total revenues in 1997. Revenue from Ingram accounted for 11% of IMG's total revenues in 1999.

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

  Cash Management. Seagate Technology uses a centralized cash management function for all of its domestic operations, including certain domestic operations of Seagate Software. As a result, the substantial majority of Seagate Software's cash is typically from balances maintained by Seagate Software's foreign subsidiaries. However, at July 2, 1999, Seagate Software also maintained approximately $10 million in its domestic cash accounts for employee tax liabilities associated with the recent purchase of Seagate Software's minority interests by Seagate Technology.

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

  Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price of acquired companies over estimated fair values of tangible and intangible net assets acquired. Goodwill is amortized on a straight-line basis over five to seven years. Under SFAS No. 121, the carrying values of long-term assets and intangibles other than developed technology ("other intangibles") are reviewed if facts and circumstances suggest that they may be impaired. If this review indicates that carrying values of long-term assets and other intangibles and associated goodwill will not be recoverable based on projected undiscounted future cash flows, carrying values are reduced to estimated fair values by first reducing goodwill and second by reducing long-term assets and other intangibles.

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

  In addition, Seagate Software assesses the impairment of goodwill not included in the scope of SFAS 121 under Accounting Principles Board Opinion No. 17, "Intangible Assets", (APB 17). Write-offs and write-downs to net realizable value of goodwill not included in the scope of SFAS 121 are typically made only when the Company has effectively abandoned and stopped selling virtually all of the products acquired in an acquisition.

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

  Fair Value Disclosures. Seagate Software maintains its cash principally with major banks in interest- and non-interest-bearing bank accounts. There are no realized or unrealized gains or losses and fair value approximates carrying value for all cash balances.

  Pushdown and Carveout Accounting. Seagate Technology has provided substantial services to Seagate Software, including general management, treasury, tax, financial reporting, benefits administration, insurance, information technology, legal, accounts payable and receivable and credit functions. Seagate Technology has charged Seagate Software for these services through corporate expense allocations. The amount of corporate expense allocations is dependent upon the total amount of allocable costs incurred by Seagate Technology on behalf of Seagate Software less amounts charged as a specific cost or expense rather than by allocation. Such costs were proportionately allocated to Seagate Software based on detailed inquiries and estimates of time incurred by Seagate Technology's corporate marketing and general and administrative departmental managers. Included in general and administrative expenses are corporate allocation charges of $809,000, $1,004,000 and $1,939,000 for 1999, 1998 and 1997, respectively. Included in sales and marketing expenses are corporate allocation charges of $504,000, $769,000 and $19,000 for 1999, 1998 and 1997, respectively. The decrease in sales and marketing expenses in 1999 was due to reduced cost allocations from Seagate Technology's corporate branding program which consisted of television and newspaper advertisements.

  Seagate Software participated in Seagate Technology's profit sharing plan through the first quarter of fiscal 1998 and in Seagate Technology's management bonus plan during 1997. Seagate Software has since adopted its own bonus plan. Compensation expenses recorded by Seagate Software under Seagate Technology's plans totaled $3,158,000 for 1997.

  The employees of Seagate Software also participate in the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees who have completed thirty days of employment prior to the inception of the offering period to purchase common stock of Seagate Technology through payroll deductions at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the plan, 93,516, 115,058 and 80,643 shares of common stock of Seagate Technology were issued to Seagate Software's employees in 1999, 1998 and 1997, respectively.

  The employees of Seagate Software also participate in the Seagate Technology tax-deferred savings plan, the Seagate Technology, Inc. Savings and Investment Plan ("the 401(k) plan"). The 401(k) plan is designed to provide qualified employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. Seagate Software may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. No material contributions were made by Seagate Software in fiscal years 1999, 1998 or 1997.

  Revenue Recognition. During the first quarter of fiscal 1999, the Company began recognizing license revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position (SOP) 97-2, as amended by SOP 98-4, "Software Revenue Recognition." Revenue from software license agreements is primarily recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and the Company has vendor-specific objective evidence of fair value. Revenue from resellers, including Value Added Resellers ("VARs"), OEMs and distributors, are primarily recognized at the time of product delivery to the reseller. The Company's policy is to defer such revenue if resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectibility and past history with the customer. Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. The Company considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms and the ability to reasonably estimate returns to ensure compliance with SFAS 48. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the maintenance term, which is typically 12 months. Service revenue from training and consulting is recognized when such services are performed.

  Advertising Expense. The cost of advertising is expensed as incurred. Seagate Software does not incur any direct response advertising costs. Advertising costs totaled $24,140,000, $19,112,000 and $21,617,000 for 1999,
1998 and 1997, respectively.

  Net Income (Loss) Per Share. Basic net income per common share is computed using the weighted average number of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of common stock outstanding during the period assuming conversion of dilutive common stock equivalent shares from common stock options and convertible preferred stock. The net loss per common share is computed using the weighted average number of shares of common stock outstanding during the period. Common equivalent shares from common stock options and convertible preferred stock are excluded from the computation of diluted net loss per share, as their effect is antidilutive. During 1998, Seagate Software adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 had no impact on Seagate Software because the weighted average shares used in the per share computations were unchanged under SFAS 128 because the effect of stock options would have been antidilutive. Below is a reconciliation of the numerator and denominator used to calculate earnings per share (in thousands, except share and per share data):

                                                  July 2,   July 3,   June 27,
                                                   1999       1998      1997
                                                ----------- --------  --------
Basic net income (loss) per share computation:
 Numerator:
  Net income (loss)............................ $   938,990 $ (9,270) $(53,963)
                                                ----------- --------  --------
 Denominator:
  Weighted average number of common shares
   outstanding during the period...............     551,202  164,571    67,714
                                                ----------- --------  --------
    Net income (loss) per share--basic......... $  1,703.53 $ (56.33) $(796.93)
                                                ----------- --------  --------
Diluted net income (loss) per share
 computation:
 Numerator:
  Net income (loss)............................ $   938,990 $ (9,270) $(53,963)
                                                ----------- --------  --------
 Denominator:
  Weighted average number of common shares
   outstanding during the period...............     551,202  164,571    67,714
  Convertible preferred stock..................  54,633,333      --        --
  Incremental common shares attributable to
   exercise of outstanding options and shares
   subject to repurchase (assuming proceeds
   would be used to purchase treasury stock)...   7,862,592      --        --
                                                ----------- --------  --------
                                                 63,047,127  164,571    67,714
                                                ----------- --------  --------
    Net income (loss) per share-- diluted...... $     14.89 $ (56.33) $(796.93)
                                                =========== ========  ========

  Incremental common shares attributable to the exercise of outstanding options and common stock subject to repurchase (assuming the proceeds would be used to purchase treasury stock) aggregating 2,118,034 shares for the year ended July 3, 1998 and 317,453 shares for the year ended June 27, 1997 were not included in the diluted net loss per share computation because the effect would have been antidilutive.

  Accounts Receivable. Accounts receivable are summarized below, in thousands:

                                                                1999     1998
                                                               -------  -------
       Accounts receivable.................................... $44,363  $48,200
       Less allowance for non-collection......................  (1,681)  (1,636)
                                                               -------  -------
                                                               $42,682  $46,564
                                                               =======  =======

  Inventory. There were no write-downs of inventory to the lower of cost or market during fiscal 1999. The write-downs of inventory to the lower of cost or market were $3,674,000 and $531,000 in 1998 and 1997 respectively. The write-down in fiscal 1998 was a result of consolidating Seagate Software's fulfillment warehouses and changing their strategy to have fulfillment activities handled by an outsourcing partner. As a result of this consolidation excess and obsolete components and finished goods were written down. The write-down in fiscal 1997 related to excess and obsolete components and finished goods inventory.

  Property, Equipment and Leasehold Improvements. Property, equipment and leasehold improvements consisted of the following, in thousands:

                                              Estimated
                                             Useful Life     1999      1998
                                          ----------------- -------  --------
Equipment................................ Two to five years $12,918  $ 30,999
Building and leasehold improvements......   Life of lease     2,665     9,424
                                                            -------  --------
                                                             15,583    40,423
Less accumulated depreciation and
 amortization............................                    (8,705)  (23,547)
                                                            -------  --------
                                                            $ 6,878  $ 16,876
                                                            =======  ========

  Depreciation expense was $9,677,000, $11,727,000 and $8,911,000 in 1999,
1998 and 1997, respectively.

  Goodwill and Other Intangibles. Goodwill and other intangibles consisted of the following, in thousands:

                                                               1999      1998
                                                             --------  --------
       Goodwill............................................. $ 45,291  $ 49,039
       Developed technology.................................   21,486    48,049
       Trademarks...........................................    6,637     9,972
       Assembled workforce..................................    2,557     4,596
       Distribution network.................................    2,080     2,925
       Other intangibles....................................    4,019    13,813
                                                             --------  --------
                                                               82,070   128,394
       Accumulated amortization.............................  (29,520)  (71,558)
                                                             --------  --------
       Goodwill and other intangibles....................... $ 52,550  $ 56,836
                                                             ========  ========

  Amortization of developed technologies is included in costs of revenues. In 1999, 1998 and 1997 the amortization of goodwill and other intangibles includes write-offs and write-downs to the estimated fair value of $0, $1,900,000 and $6,173,000, respectively. In 1999, 1998 and 1997 the amortization of acquired developed technologies included in cost of revenues includes write-downs and write-offs to net realizable value of $1,100,000, $0 and $6,918,000, respectively.

  Seagate Software periodically reviews the net realizable value of developed technology under the guidance of SFAS No. 86. Seagate Software compares the estimated undiscounted future cash flows on a product by product basis to the unamortized cost of developed technology and unamortized costs in excess of the estimated undiscounted cash flows are written off. The write-offs of $1,100,000 in 1999 were the result of the Company's decision not to use the technology from Timeline and Stac in future products. The impairment write-offs for developed technology recorded in 1997 were caused by a number of factors including Seagate Software's decision to stop selling products or technologies such as DOS, new acquisitions, or new product designs. Seagate Software is not currently generating revenue from any products for which the related developed technology has been impaired.

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

  The following table provides quantitative information about the write-offs and write-downs of goodwill and other intangibles, in thousands:

                                1999                1998                1997
                         ------------------- ------------------- -------------------
                         Intangible          Intangible          Intangible
                           Asset    Goodwill   Asset    Goodwill   Asset    Goodwill
                         ---------- -------- ---------- -------- ---------- --------
Developed Technology
  Netlabs, Inc. ........                                           $  780
  Palindrome
   Corporation..........                                            2,740    $2,930
  Calypso Software
   Systems, Inc. .......                                            1,627     2,573
  Creative Interaction
   Technologies, Inc. ..                                            1,176
  Frye Computer Systems,
   Inc. ................                                              463       670
  Network Computing,
   Inc. ................                                              132
  Stac..................   $  100
  Timeline..............    1,000
Assembled Workforce
  Network Computing,
   Inc. ................                        $120     $  155
  Netlabs, Inc. ........                         431      1,045
  Creative Interaction
   Technologies, Inc. ..                          82         67
                           ------     ---       ----     ------    ------    ------
Total...................   $1,100     $ 0       $633     $1,267    $6,918    $6,173
                           ======     ===       ====     ======    ======    ======

  Common Stock Subject to Repurchase. Current employees and directors of Seagate Software and of Seagate Technology have exercised 8,630 shares of common stock under the Option Plan. At July 2, 1999, 3,630 were vested and 5,000 were unvested. At the option of the employee or director, within 30 days of termination such vested and unvested shares may be sold back to Seagate Software at the original issue price. In addition, upon termination, unvested shares are subject to repurchase at the option of Seagate Software at original issue price. Because of the obligation to repurchase vested and unvested shares of common stock, Seagate Software has excluded the amounts associated with the repurchase obligation from Stockholders' Equity in the accompanying balance sheet. At July 2, 1999, the repurchase obligation amounted to $35,200.

New Accounting Pronouncements

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

  In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133" to defer the effective date of SFAS 133 until fiscal years beginning after June 15, 2000. Seagate Software generally does not use derivative financial instruments and the impact of SFAS 133 is not anticipated to be material when adopted.

Business Combinations and Acquisitions

  Contribution of the Network & Storage Management Group to New VERITAS and the purchase of outstanding shares of Seagate Software by Seagate Technology.

Contribution of the Network & Storage Management Group to New VERITAS

  On May 28, 1999, Seagate Software, its subsidiary Seagate Software Network & Storage Management Group, Inc.,, and its parent company Seagate Technology, closed the Agreement and Plan of Reorganization (the "Plan") dated October 5, 1998 with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan provided for the contribution by Seagate Software, Seagate Technology, and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of the Network & Storage Management Group and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the network and storage management business of Seagate Software (the "NSMG business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the offer by New VERITAS to grant options to purchase Common Stock of New VERITAS to certain of Seagate Software's employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS assumed certain liabilities of the NSMG business. The Plan was structured to qualify as a tax-free exchange.

  Subsequent to the consummation, all outstanding securities of New VERITAS were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to New VERITAS, Seagate Software received a total of 69,148,208 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 6,945,048 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split by VERITAS effected July 9, 1999. VERITAS common stock is publicly traded on Nasdaq National Market under the symbol "VRTS". As of July 2, 1999 the aggregate fair value of common shares of VERITAS owned by Seagate Software was $3,328 million.

  Seagate Software has accounted for the contribution of NSMG to New VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. After the transaction, Seagate Software owns approximately 41.63% (69,148,208 shares) of the outstanding shares of VERITAS, on May 28, 1999. Because Seagate Software still owns a portion of the NSMG business through its ownership of VERITAS, Seagate Software did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate Software's basis in the NSMG assets and liabilities exchanged. Seagate Software is accounting for its on going investment in VERITAS using the equity method. The difference between the recorded amount of Seagate Software's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS has been allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of

VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $84,707,000 write-off included in "Activity related to equity interests in VERITAS" in the accompanying statement of operations. Intangible assets including goodwill are being amortized over 4 years.

  Seagate Software will include in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate Software's amortization of the difference between the recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS will be included in the results of Seagate Software on a one quarter lag basis.

Seagate Technology exchange offer

  In a separate but related transaction, on June 9, 1999, the Parent Company exchanged 5,275,772 shares of Seagate Technology common stock for 3,267,155 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate Technology common stock.

  The estimated value of Seagate Software common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group ("IMG") as determined by Seagate Software's Board of Directors, plus the assumed proceeds from the exercise of all outstanding stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate Software considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

  The purchase of shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged was allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. For those shares outstanding and vested less than six months, the fair value of the shares purchased less the original purchase price paid by the employees was recorded as compensation expense. Compensation expense associated with the issuance of Seagate Technology common stock amounted to approximately $102.5 million. In addition, the Company also recorded compensation expense amounting to $12.7 million for accelerated vesting on certain stock options for the Chief Executive Officer of the Company and several other employees all of whom were to become employees of VERITAS, and $8.6 million for the purchase of unvested stock options held by certain continuing employees.

  Seagate Software recorded the acquisition of its common stock by Seagate Technology as a capital contribution from Seagate Technology. Seagate Software recorded total compensation expense amounting to $123.8 million and wrote-off in-process research and development amounting to $2.4 million in the fourth quarter of fiscal 1999 in connection with the above described transactions. Associated intangible assets and goodwill are being amortized to operations over four years.

Computation of pro rata gain on contribution of NSMG to VERITAS

       Fair value of shares received.............   $3,151,350,059
       Times: pro rata percentage accounted
        for at fair value........................            58.37%
                                                    --------------
       Adjusted fair value of securities
        received.................................   $1,839,594,294

       Book value of NSMG........................   $   57,266,000
       Times: pro rate percentage accounted
        for at fair value........................            58.37%
                                                    --------------
       Book value exchanged......................       33,428,913
                                                    --------------
       Pro rata gain.............................   $1,806,165,381
                                                    ==============

Computation of original investment in VERITAS

       Book value of NSMG..................................... $   57,266,000
       Times: pro rata percentage accounted for at fair
        value.................................................          41.63%
                                                               --------------
       Portion of investment in VERITAS with no step up in
        basis.................................................     23,837,087
       Plus: adjusted fair value of securities received.......  1,839,594,294
                                                               --------------
       Investment in VERITAS.................................. $1,863,431,381
                                                               ==============

Allocation of original investment in VERITAS

   Allocation of investment to VERITAS assets and liabilities:
     Net tangible assets....................................... $  114,236,055
     Intangible assets:
       Distribution channel....................................      8,949,418
       Developed technology....................................     46,079,096
       Trademark and workforce.................................     16,608,455
       In-process research and development.....................     39,668,816

   Allocation of investment to NSMG assets and liabilities:
     Net tangible assets.......................................     23,837,087
     Intangible assets:
       Distribution channel....................................     65,934,317
       Developed technology....................................     92,033,317
       Trademark and workforce.................................     13,902,816
       In-process research and development.....................     45,038,466
     Goodwill..................................................  1,397,143,538
                                                                --------------
     Total original investment in VERITAS...................... $1,863,431,381
                                                                ==============

Value of minority interest

   Number of Seagate Software shares and options exchanged for
    Seagate Technology stock held by former employees,
    consultants and shares held more than six months by
    employees....................................................    1,010,010
   Times: exchange ratio into Seagate Technology stock...........        1.699
                                                                   -----------
   Number of Seagate Technology shares issued....................    1,716,007
   Value per share of Seagate Technology common stock on June 9,
    1999.........................................................  $     30.75
                                                                   -----------
   Total value Seagate Technology Stock issued...................  $52,767,215
   Less: proceeds from assumed exercise of Seagate Software stock
    options......................................................   (1,013,244)
                                                                   -----------
   Total value of minority interest..............................  $51,753,971
                                                                   ===========

Allocation of minority interest purchase price to the intangible assets of Seagate Software

   Distribution channel............................................ $ 2,079,782
   Developed technology............................................   3,835,862
   Trademark and workforce.........................................     847,404
   In-process research and development.............................   2,352,616
   Goodwill........................................................  45,291,451
   Deferred tax liability..........................................  (2,653,144)
                                                                    -----------
   Total........................................................... $51,753,971
                                                                    ===========

Compensation relating to stock purchased from employees

   Seagate Software options exercised and exchanged for Seagate
    Technology stock.............................................    2,240,470
   Plus: Seagate Software stock held for less than 6 months and
    exchanged for Seagate Technology stock.......................       16,775
                                                                  ------------
   Total shares exchanged........................................    2,257,245
   Times: exchange ratio into Seagate Technology stock...........        1.699
                                                                  ------------
   Number of Seagate Technology shares issued....................    3,835,060
                                                                  ============
   Times: value per share of Seagate Technology common stock on
    June 9, 1999................................................. $      30.75
   Less: average price paid per Seagate Software stock on a
    Seagate Technology equivalent per share basis................ $     (4.01)
                                                                  ------------
   Average compensation expense per Seagate Technology share
    issued....................................................... $      26.74
                                                                  ------------
   Compensation expense related to the issuance of Seagate
    Technology common stock...................................... $102,549,504
                                                                  ============

Reconciliation of amounts included in net gain

   Pro rata gain................................................. $1,806,165,381
   Less:
     Compensation expense........................................    123,839,815
     Transaction costs...........................................     12,024,584
                                                                  --------------
   Net gain...................................................... $1,670,300,982
                                                                  ==============

Activity related to equity interest in VERITAS

   Write-off of in-process research and development............... $ 84,707,000
   Amortization of intangible assets including goodwill...........   34,180,229
                                                                   ------------
   Activity related to equity interest in VERITAS................. $118,887,229
                                                                   ============

Overview of allocation of fair value to tangible and intangible assets and liabilities

  In accordance with the provisions of Accounting Principles Board Opinions No. 16 and 17, all identifiable assets acquired were analyzed to determine their fair values. As the basis for identifying the in-process research and development , the development projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2. In accordance with these provisions, the developmental projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Further, each in-process research and development project was reviewed to determine if technological feasibility had been achieved.

Description of allocation methodology

  Tangible net assets of VERITAS (including NSMG) principally included cash and investments, accounts receivable, fixed assets and other current assets. Liabilities principally included accounts payable, accrued compensation, and other accrued liabilities. Tangible assets and liabilities were generally assumed to have a fair value equal to book value. Intangible assets included developed technology, distribution networks, original equipment manufacturer agreements, trademarks, assembled workforce, and in-process research and development. The fair value of intangible assets was determined as follows:

  To estimate the value of the developed technology, the expected future cash flows attributable to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The developed technology is being amortized on the straight-line basis over its estimated useful life (four years) which is expected to exceed the ratio of current revenues to the total of current and anticipated revenues.

  The value of the distribution networks and original equipment manufacturer agreements was estimated by considering, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning business relationships and risks related to the viability of and potential changes to future target markets.

  The value of trademarks was estimated by considering, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such trademark.

  The value of the assembled workforce was estimated as the costs to replace the existing employees, including recruiting, hiring, and training costs for each category of employee.

  The value allocated to projects identified as in-process technology at VERITAS and at Seagate Software for the minority interest acquired by Seagate Technology, were charged to expense in the fourth quarter of fiscal 1999. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and have no future alternative uses. Seagate Software expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

  The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value of the acquired in-process research and development for VERITAS was estimated as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

  Goodwill was calculated as the residual difference between the estimated amount paid and the values assigned to identified tangible and intangible assets and liabilities.

Valuation assumptions

  Revenue

  Revenue estimates were based on (i) aggregate revenue growth rates for the businesses as a whole, (ii) growth rates for the storage management software market, (iii) the aggregate size of the storage management software market,
(iv) anticipated product development and introduction schedules, (v) product sales cycles, and (vi) the estimated life of a product's underlying technology.

  Future revenue estimates were generated based on the worldwide storage management software market and the backup, restore and archive market. The overall storage management software market is forecasted to increase at a compound annual growth rate of 14.2%, from a 1997 value of $2,543 million to a 2002 value of $4,941 million. The backup, restore and archive software segment of storage management software and in particular the Windows NT segment, in which NSMG competes, is expected to grow much faster than other segments. Revenue for Windows NT is projected to grow at a 43.3% compound annual growth rate from1997 through 2002.

  Revenue for NSMG was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $350 million for the 1999 calendar year. Thereafter, NSMG is expected to grow slightly greater than the 43.3% industry average through 2003. The revenue by product was allocated between existing, in-process, and future technology; indicating a four-year life cycle for revenue contribution from technology which is consistent with NSMG's historical experience with technology life cycles.

  VERITAS is an open systems supplier. The market for open systems suppliers grew 101.2% between 1996 and 1997.

  Revenue for VERITAS was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $270 million for the 1999 calendar year. Thereafter, VERITAS is expected to grow at 67.9% and 58.4% for years 2000 and 2001, respectively, a rate greater than the 43.3% industry average. For years 2002 through 2005, revenues are expected to level off at a 40% growth rate. The revenue by product was allocated between existing, in-process, and future technology indicating a four-year life cycle (revenue contribution from technology) for Windows NT based products and a three-year life cycle for Unix based products which is consistent with VERITAS' past experience with technology life cycles.

Operating expenses

  Estimated operating expenses used in the valuation analysis of NSMG and VERITAS included (i) cost of goods sold, (ii) general and administrative expense, (iii) sales and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both NSMG and VERITAS's overall business models, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

  Cost of goods sold. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 8.6% of revenues from 2000 to 2006 for NSMG. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 14.7% of revenues from 2000 to 2005 for VERITAS.

  General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was 9.2% in 1999 and expected to be reduced to 6.7% by 2002 for NSMG. G&A expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was held constant at 4.4% of revenues for the forecast period of 2000 to 2005.

  Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 37.4% for years 2000 to 2006 related to NSMG. S&M expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 34.7% for years 2000 to 2005.

  Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 2% of revenue for the developed and in-process technologies for the years 2000 to 2006 for NSMG. R&D expense for VERITAS was estimated as 18.2% of revenue in 1999 and was reduced to 16% by 2002, continuing at that rate until 2005.

  As of the date of the contribution of NSMG to New VERITAS, the estimated costs to complete the in-process research and development projects at VERITAS (including NSMG) was approximately $50 million.

Effective tax rate

  The effective tax rate utilized in the analysis of developed and in-process technologies was 33%, which reflects VERITAS's combined effective federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the contribution and estimated for future years.

Discount rate

  The discount rates selected for Seagate Software's developed and in-process technologies were 12% and 17%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Rate of Return (the "WARR", approximately 14% at the date of contribution) and (ii) the Weighted Average Return on Assets (approximately 18% at the date of contribution) that investors expect for companies with similar anticipated growth rates and other characteristics as the NSMG and VERITAS businesses. The discount rate utilized for the in-process research and development was determined to be higher than the WARR due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the WARR, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects. The discount rate was adjusted downward from the WARR for the developed technologies to reflect less technological and market risk associated with forecasted sales of the existing products.

Pro forma financial information

  The pro forma financial information presented below is presented as if the contribution of NSMG to VERITAS and the purchase of Seagate Software minority interest by Seagate Technology had occurred at the beginning of fiscal 1998. The pro forma statements of operations for the twelve months ended July 2, 1999 and July 3, 1998, include the historical results of Seagate Software less the historic results of the NSMG business, plus Seagate Software's equity interest in the pro forma results of VERITAS, including recurring amortization of related goodwill and intangibles plus recurring amortization of goodwill and intangibles associated with the purchase of shares of Seagate Software stock by Seagate Technology. Non-recurring transactions, such as the gain on the NSMG contribution to VERITAS, compensation expense relating to the acquisition of stock held less than six months by employees of Seagate Software, transaction costs and the write-off of in-process research and development are excluded from the pro forma presentation. The pro forma financial results are as follows:

                                               For the twelve months ended
                                               ---------------------------
In thousands, except per share data            July 2, 1999     July 3, 1998
-----------------------------------            -------------    -------------
Revenues......................................  $     141,168    $     118,180
Loss before income taxes......................       (402,869)        (416,443)
Net loss......................................       (271,589)        (268,060)
Net loss per share--basic and diluted.........  $      (81.01)   $      (79.96)

  Acquisition of Eastman Software Storage Management Group, Inc.

  In June 1998, Seagate Software acquired all of the outstanding capital stock of Eastman Software Storage Management Group, Inc. ("Eastman"), a company engaged in developing, producing and marketing hierarchical storage management products for the Windows NT platform. The purchase price of approximately $10,000,000 was paid in cash. Approximately $6,800,000 of the total purchase price represented the value of in-process technology that had not yet reached technological feasibility, had no alternative future uses and was charged to Seagate Software's operations in the quarter ended July 2, 1999. Seagate Software accounted for the acquisition using the purchase method, and the results of operations of Eastman are only included in Seagate Software's operations since the date the acquisition was completed. Pro forma financial information is not presented as such amounts are not material. The following is a summary of the purchase price allocation, in thousands:

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
                                                                        -------
                                                                        $10,000
                                                                        =======

Overview

  Eastman's two primary products were OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, NSMG planned to convert Eastman's Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, Seagate Software determined that it would abandon the AvailHSM product and technology due to dated features and functionality; and accordingly, the valuation analysis did not include a fair value for the AvailHSM product.

  As for OPEN/stor at the date of acquisition, NSMG planned to phase out the product over the following 12 to 15 months. NSMG's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion.

  In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate Software purchased existing products from Eastman, the existing products did not operate on a stand-alone basis. Therefore, as mentioned above, all of the original underlying code and base technology for the next generation products were in the process of being completely re-written as date of acquisition.

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

  In addition, as of the date of acquisition, Seagate Software's management anticipated the costs to complete the in-process research and development at approximately $1.8 million.

Effective tax rate

  The effective tax rate utilized in the analysis of developed and in-process research and development was 38%, which reflects Seagate's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

Discount rate

  The discount rates selected for Eastman's developed and in-process technologies were 15% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (the "WACC", approximately 15% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18% at the date of acquisition). The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than Seagate's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

Stockholders' Equity

  Seagate Software's authorized capital stock consists of 300,000,000 shares of common stock and 73,000,000 shares of preferred stock, 54,633,333 of which have been designated as Series A preferred stock and 18,366,667 of which remain undesignated.

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

  Stock Option Plans. The Option Plan provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of Seagate Software. Seagate Software has reserved a total of 16,600,000 shares under the Plan. Options granted under Seagate Software's Plan are granted at fair market value, expire ten years from the date of the grant and vest equally over 48 months. Following is a summary of stock option activity from the inception of the plan through the year ended July 2, 1999:

                                                      Options Outstanding
                                                  ----------------------------
                                                  Number of   Weighted Average
                                                    Shares     Exercise Price
                                                  ----------  ----------------
   Balance at June 28, 1996......................  3,231,112        4.00
     Granted.....................................  2,851,255        5.42
     Exercised...................................    (20,855)       4.00
     Canceled....................................   (973,733)       4.36
                                                  ----------
   Balance at June 27, 1997......................  5,087,779        4.73
     Granted.....................................  8,039,707        9.04
     Exercised...................................   (892,212)       5.13
     Canceled.................................... (1,299,143)       5.27
                                                  ----------
   Balance at July 3, 1998....................... 10,936,131        7.81
     Granted.....................................  1,875,202       30.30
     Exercised................................... (2,381,983)       6.69
     Canceled.................................... (6,619,171)      10.10
                                                  ----------
   Balance at July 2, 1999.......................  3,810,179       15.63
                                                  ==========

  Options available for grant were 9,494,771, 750,802 and 7,491,366 at the end of fiscal 1999, 1998 and 1997, respectively. During 1999 the Board of Directors and stockholders of Seagate Software approved a 4,000,000 refreshment of options available for grant increasing the plan total to 16,600,000 from 12,600,000. The following table summarizes information about options outstanding at July 2, 1999.

                                                                  Exercisable
                                    Options Outstanding             Options
                             ---------------------------------- ----------------
                                          Weighted
                                           Average     Weighted         Weighted
                                          Remaining    Average  Number  Average
                             Number of   Contractual   Exercise   of    Exercise
Exercise Prices               Shares   Life (in years)  Price   Shares   Price
---------------              --------- --------------- -------- ------- --------
$ 4.00......................   256,003       7.0        $ 4.00   53,051  $ 4.00
$ 6.00...................... 1,017,003       8.0          6.00  136,811    6.00
$ 7.50--8.75................   417,239       8.5          8.42   40,113    8.43
$ 9.00--11.00...............   250,871       8.8          9.62   20,359    9.62
$ 12.75.....................   999,958       9.0         12.75   86,670   12.75
$ 13.25--26.25..............   195,469       9.2         16.99   16,048   16.90
$ 32.00.....................    42,733       9.5         32.00    3,665   32.00
$ 42.00.....................   370,625       9.8         42.00   28,868   42.00
$ 47.00.....................    47,050       9.9         47.00    1,143   47.00
$ 53.03.....................   213,228       9.9         53.03   19,024   53.03
                             ---------                          -------
  Total..................... 3,810,179       8.7         15.63  405,752   13.15
                             =========                          =======

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

                                                Seagate           Seagate
                                                Software         Technology
                                               Incentive       Employee Stock
                                              Stock Option        Purchase
                                              Plan Shares       Plan Shares
                                             ----------------  ----------------
                                             1999  1998  1997  1999  1998  1997
                                             ----  ----  ----  ----  ----  ----
   Expected life (in years)................. 3.31  3.67  3.65   .50   .56   .50
   Risk-free interest rate.................. 5.2 % 5.7 % 6.2 % 4.6 % 5.5 % 5.4 %
   Volatility...............................  .68   .55   .55   .80   .63   .46

  The weighted average exercise price and weighted average fair value of stock options granted in 1999 under Seagate Software's Plan were $30.30 and $19.31 per share, respectively. The weighted average purchase price and weighted average fair value of shares granted in 1999 under the Seagate Technology Employee Stock Purchase Plan (the "Purchase Plan") were $22.72 and $10.18, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and over the six-month purchase period for stock purchases under the Purchase Plan. Seagate Software's pro forma information follows, in thousands:

                                                    1999      1998      1997
                                                  --------- --------  --------
   Net income (loss)............................. $ 926,520 $(16,496) $(57,831)
   Net income (loss) per common share............ $1,680.91 $(100.24) $(854.05)

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

Income Taxes

  The Company is included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and the Company have entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which the Company computes hypothetical tax returns (with certain modifications) as if the Company was not included in consolidated or combined returns with Seagate Technology. The Company must pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology will pay the Company the amount of such refunds. At the end of 1999 and 1997, there were no intercompany tax related balances due to or from the Company to Seagate Technology. At the end of 1998, $8,500,000 in intercompany tax related balances was owed from the Company to Seagate Technology.

  The benefit from (provision for) income taxes consisted of the following, in thousands:

                                                     1999       1998     1997
                                                   ---------  --------  -------
   Current Tax Expense
     Federal...................................... $ (16,889) $ (9,444) $ 5,007
     State........................................    (2,374)   (1,575)     384
     Foreign......................................    (9,169)   (8,908)  (4,182)
                                                   ---------  --------  -------
   Total Current Tax Expense......................   (28,432)  (19,927)   1,209
                                                   ---------  --------  -------
   Deferred Tax Expense
     Federal......................................  (547,169)    3,831    6,330
     State........................................   (66,319)      711    1,175
                                                   ---------  --------  -------
   Total Deferred Tax Expense.....................  (613,488)    4,542    7,505
                                                   ---------  --------  -------
   Benefit from (Provision for) Income Taxes...... $(641,920) $(15,385) $ 8,714
                                                   =========  ========  =======

  The benefit from (provision for) income taxes has been computed on a separate return basis (with certain modifications), except that pursuant to the Tax Allocation Agreement, the tax benefits of certain of the Company's 1998 and 1997 tax losses and credits were recognized in the year such losses and credits were utilized by Seagate Technology in its tax returns. In 1999, the Company did not recognize the benefit of certain tax credits because they were not expected to be utilized by Seagate Technology in its tax returns.

  The pro forma information assuming a tax provision based on a separate return basis is as follows:

                                                                     Year Ended
                                                                      July 2,
                                                                        1999
                                                                     ----------
   Income before provision for income taxes......................... $1,580,910
   Provision for income taxes.......................................   (631,589)
                                                                     ----------
   Net Income....................................................... $  949,321
                                                                     ==========

  The income tax benefits related to the exercise of employee stock options reduced amounts due to or increased amounts due from Seagate Technology pursuant to the Tax Allocation Agreement and were credited to additional paid-in capital. Such amounts approximated $1,389,000, $770,000 and $3,486,000 in 1999, 1998, and 1997, respectively.

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows, in thousands:

                                 1999       1998
                               ---------  --------
      Deferred Tax Assets

   Receivable reserves.......  $   1,231  $  1,951
   Accrued warranty..........          7       244
   Inventory valuation
    accounts.................         69       504
   Accrued compensation and
    benefits.................        655     1,329
   Depreciation..............        (18)     (986)
   Accrued expenses not
    currently deductible.....        915     2,532
   Acquisition related
    items....................     37,377    36,264
   Domestic and foreign net
    operating loss
    carryforwards............        734    13,116
   Tax credit carryforwards..      7,602     8,686
   Other.....................         84     2,164
                               ---------  --------
     Total Deferred Tax
      Assets.................     48,656    65,804
   Valuation allowance.......    (48,656)  (65,804)
                               ---------  --------
     Net Deferred Tax
      Assets.................        --        --
                               ---------  --------

   Deferred gain on VERITAS..   (614,690)      --
   Acquisition related
    items....................     (2,653)   (1,691)
                               ---------  --------
     Total Deferred Tax
      Liabilities............   (617,343)   (1,691)
                               ---------  --------
   Net Deferred Tax
    Liabilities..............  $(617,343)   (1,691)
                               =========  ========

    Deferred Tax Liabilities


  A valuation allowance has been provided for the deferred tax assets as of the end of 1999 and 1998. Realization of the deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. In addition, the net operating loss and tax credit carryforwards of acquired subsidiaries are subject to further limitations on utilization due to the "change in ownership" provisions of Internal Revenue Code Section 382 and the "separate return limitation year" rules of the federal consolidated return regulations. Approximately $8,213,000 of the valuation allowance in 1998 is attributable to deferred tax assets that when realized, will reduce unamortized goodwill or other intangible assets of the acquired subsidiaries. The valuation allowance decreased by $17,148,000 in 1999 primarily due to the transfer of the valuation reserve associated with the NSMG business' deferred tax assets to VERITAS during 1999. The valuation allowance increased by $7,927,000 and $11,946,000 in 1998 and 1997, respectively.

  As of July 2, 1999, the Company had domestic and foreign net operating loss carryforwards of approximately $734,000 expiring in 2003 through 2014 if not used to offset future taxable income. In addition, the Company, as of July 2, 1999, had foreign tax credit carryforwards of $7,602,000, expiring in 2003 and 2004, if not used to offset future tax liabilities.

  The reconciliation between the benefit from (provision for) income taxes at the U.S. statutory rate and the effective rate are summarized as follows, in thousands:

                                                   1999       1998     1997
                                                 ---------  --------  -------
Benefit (provision) at U.S. statutory rate...... $(553,505) $ (2,413) $23,245
State income tax benefit/(provision), net.......   (66,610)     (393)     382
Foreign taxes in excess of the U.S. statutory
 rate...........................................    (1,020)   (2,084)    (255)
Write-off of in-process research and
 development....................................      (823)       --       --
Goodwill and other acquisition related items....     7,054    (2,621)  (5,666)
Valuation allowance.............................   (16,652)   (7,927)  (8,871)
Other individually immaterial items.............   (10,364)       53     (121)
                                                 ---------  --------  -------
Benefit from (provision for) income taxes....... $(641,920) $(15,385) $ 8,714
                                                 =========  ========  =======

  Cumulative undistributed earnings of certain foreign operations of the Company, in the amount of $11,055,000, are considered to be permanently invested in non-US operations. No income tax has been provided on these amounts. Additional state and federal taxes that would have to be provided if these earnings were repatriated to the U.S. cannot be determined at this time.

Restructuring Costs

  In fiscal 1997, the Company recorded a restructuring charge of $2.5 million. These charges represented a $3.4 million restructuring charge that included the closure of the NSMG business' facility located in Cupertino, California as well as the closure of operations related to the 1996 acquisition of Calypso Software. These decisions resulted in cash charges of $770,000 for severances and benefits and non-cash charges of $505,000 for excess facilities, $2,106,000 for write-downs and write-offs of equipment and intangibles and $100,000 for contract cancellations and other.

  The restructuring charges recorded in 1997 were reduced by $957,000 for the reversal of amounts pertaining to the fiscal 1996 restructuring charges. At the end of 1998, approximately $1.2 million of the restructuring charges remained. Upon contribution of the Network & Storage Management Group to VERITAS, the remaining portion of the restructuring charges were eliminated.

Lines of Credit

  In addition to the Revolving Loan Agreement with Seagate Technology, certain foreign subsidiaries have line of credit facilities with third party financial institutions. These line of credit facilities provide for additional borrowings of up to an equivalent of approximately $794,000 at July 2, 1999. Interest rates payable on borrowings are based on local bank prime interest rates. At July 2, 1999, there were no outstanding borrowings under any of these lines of credit.

Business Segment and Geographic Information

  The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), in fiscal 1999. SFAS No. 131 establishes standards for reporting information about operating segments.

  The Company's ongoing IMG business operates in a single industry segment, enterprise information management. The Company's products and services are sold throughout the world, through direct, OEM, reseller and distributor channels. Within the segment, the chief operating decision maker, the chief executive officer, evaluates the performance of the business based upon stand-alone revenue from product channels, revenue by geographic regions, and revenues by product. The chief executive officer does not receive discrete financial information about asset allocation, expense allocation or profitability from the business products or maintenance, support and other services.

  Prior to the contribution of NSMG to VERITAS in May 1999, NSMG operated in the storage management solutions business. The VERITAS investment and the Minority interest are provided in the table below in order to reconcile segment information to the consolidated total amounts.

Operating segment information (in thousands):

                                                VERITAS investment/
For fiscal 1999               IMG       NSMG     Minority interest    Total
---------------             --------  --------  ------------------- ----------
Total revenues............  $141,168  $202,305      $       --      $  343,473
Interest (expense)........      (128)      (74)             --            (202)
Depreciation and
 amortization.............    14,691    19,939           1,084          35,714
Gain on contribution of
 NSMG to VERITAS, net.....        --        --       1,670,301       1,607,301
Activity related to equity
 to interest in VERITAS...        --        --        (118,888)       (118,888)
Benefit from/(provision
 for) income taxes........   (15,138)  (28,733)       (598,049)       (641,920)
Total assets..............    77,827        --       1,805,713       1,883,540

For fiscal 1998                                      IMG       NSMG     Total
---------------                                    --------  --------  --------
Total revenues.................................... $118,180  $175,046  $293,226
Interest (expense)................................     (253)     (768)   (1,021)
Depreciation and amortization.....................   11,914    28,018    39,932
Benefit from/(provision for) income taxes.........   (9,524)   (5,861)  (15,385)
Total assets......................................   64,276    74,721   138,997
For fiscal 1997                                      IMG       NSMG     Total
---------------                                    --------  --------  --------
Total revenues.................................... $ 75,448  $141,502  $216,950
Interest income/(expense).........................       45    (2,733)   (2,688)
Depreciation and amortization.....................    8,739    32,642    41,381
Benefit from/(provision for) income taxes.........   (1,872)   10,586     8,714
Total assets......................................   49,507    94,087   143,594

Product and services revenue (in thousands):

                                                     1999      1998      1997
                                                   --------  --------  --------
Information Management Group --
 Licensing revenues............................... $ 90,803  $ 83,093  $ 52,895
 Licensing revenues from Seagate Technology.......      239       421       842
 Maintenance, support and other...................   50,126    34,666    21,711
                                                   --------  --------  --------
  Subtotal........................................  141,168   118,180    75,448
Network & Storage Management Group --
 Licensing revenues............................... $183,628  $160,192  $130,661
 Licensing revenues from Seagate Technology.......    7,499     5,048     4,920
 Maintenance, support and other...................   11,178     9,806     5,921
                                                   --------  --------  --------
  Subtotal........................................  202,305   175,046   141,502
                                                   --------  --------  --------
Total revenues.................................... $343,473  $293,226  $216,950
                                                   ========  ========  ========

Geographic revenues (in thousands): (1)

                                                     1999      1998      1997
                                                   --------  --------  --------
Information Management Group --
 United States.................................... $ 87,573  $ 79,708  $ 48,602
 Europe...........................................   38,761    26,186    17,574
 Japan............................................    2,299     1,642     1,364
 Other............................................   12,535    10,644     7,908
                                                   --------  --------  --------
  Subtotal........................................  141,168   118,180    75,448

Geographic revenues (continued) (in thousands): (1)

                                                      1999      1998     1997
                                                   ---------- -------- --------
Network & Storage Management Group --
 United States.................................... $  131,103 $115,269 $ 89,638
 Europe...........................................     56,797   49,667   34,182
 Japan............................................      8,522    3,851    1,449
 Other............................................      5,883    6,259   16,233
                                                   ---------- -------- --------
  Subtotal........................................    202,305  175,046  141,052
                                                   ---------- -------- --------
Total revenues.................................... $  343,469 $293,226 $216,950
                                                   ========== ======== ========

Long-lived assets (in thousands): (2)

                                                      1999      1998
                                                   ---------- --------
 United States.................................... $1,797,936 $ 53,163
 Canada...........................................      4,783    3,944
 Europe...........................................        879   15,912
 Japan............................................        203      504
 Other (3)........................................        171      189
                                                   ---------- --------
  Total long-lived assets......................... $1,803,972 $ 73,712
                                                   ========== ========

--------
(1) Revenues are attributed to geographic regions based on the location of customers.
(2) Long-lived assets are primarily comprised of property and equipment, purchased intangible assets and equity investments.
(3) It is not practical to present long-lived asset information for 1997.

  In 1999, 1998, and 1997, Ingram accounted for more than 10% of consolidated revenues for a total of $76.0 million, $64.3 million, and $38.2 million, respectively.

Commitments

  Leases. Seagate Software leases certain property, facilities and equipment under non-cancelable lease agreements. Facility leases expire at various dates through 2006 and contain various provisions for rental adjustments. The leases require Seagate Software to pay property taxes, insurance and normal maintenance costs. Seagate Software also occupies certain facilities owned by Seagate Technology. Future minimum payments for operating leases were as follows at July 2, 1999, in thousands:

                                                                       Operating
                                                                        Leases
                                                                       ---------
     2000.............................................................  $ 4,363
     2001.............................................................    3,570
     2002.............................................................    2,865
     2003.............................................................    2,282
     2004.............................................................    1,724
     After 2004.......................................................    1,039
                                                                        -------
                                                                        $15,843
                                                                        =======

  Total rent expense for all facility and equipment operating leases was approximately $12,004,000, $8,023,000 and $5,292,000 for 1999, 1998 and 1997,
respectively.

  Non-cancelable Capital Obligations. As of July 2, 1999, there were no outstanding non-cancelable capital obligations.

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

  On December 22, 1998, a former employee commenced an action in the Superior Court of Santa Cruz County, California, against Seagate Software claiming promissory fraud and fraudulent inducement to enter a contract, breach of a contract, constructive wrongful discharge and related claims and seeking monetary and injunctive relief. Specifically, the former employee alleged that a Seagate Software officer agreed to sell him a division of our Network and Storage Management Group business. This action was dismissed with prejudice on May 10, 1999 with no payment by either side.

  In addition to the foregoing, the Company is engaged in legal actions arising in the ordinary course of its business and believes that the ultimate outcome of these actions will not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

Subsequent Events (unaudited)

  Pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 9, 1999, Seagate Software sold an aggregate of 8,232,667 shares of VERITAS common stock for proceeds of $396.8 million, net of underwriting discounts and commissions and before expenses. Seagate Software acquired such shares in connection with the contribution of the Network & Storage Management Group business to VERITAS. The Company estimates that it will record a gain on the sale of approximately $193 million. The underwriters have an option to acquire an additional 909,833 shares of VERITAS common stock to cover over-allotments from Seagate Software prior to September 8, 1999 at a per share price of $48.1925 (net of underwriting discounts and commissions). In connection with the sale of the VERITAS shares, Seagate Software agreed that it would not sell or otherwise dispose of any additional shares of VERITAS common stock prior to November 7, 1999. Certain exceptions to this limitation apply, including transfers to affiliated entities and the sale of the remaining over-allotment option noted above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The directors and executive officers of Seagate Software and certain information about them as of September 1, 1999, are as follows:

                                                                      Director or
                                                                       Executive
           Name            Age Position                              Officer Since
           ----           ---- --------                              -------------
                                 Chairman of the Board of
 Stephen J. Luczo........  42    Directors                               1996
 Gary B. Filler..........  58    Director                                1996
 Lawrence Perlman........  61    Director                                1996
 Donald L. Waite.........  66    Director                                1996
                                 President and Chief Operating
 Gregory B. Kerfoot......  39    Officer                                 1996
                                 Senior Vice President, Treasurer
 Ellen E. Chamberlain....  42    and Chief Financial Officer             1996

  Mr. Luczo currently serves as Chairman of the Board of Directors of Seagate Software and as Chief Executive Officer, President and Director of Seagate Technology. Prior to becoming the Company's Board Chairman in July 1997, Mr. Luczo served as the Company's Chief Operating Officer between March 1995 and July 1997. Mr. Luczo joined Seagate Technology in October 1993 as Senior Vice President, Corporate Development and was promoted to Executive Vice President, Corporate Development in March 1995, where he served until September 1997. He was promoted to President and Chief Operating Officer in September 1997, serving in the latter capacity until July 1998. In July 1998, Mr. Luczo was promoted to Chief Executive Officer and appointed to the Board of Directors of Seagate Technology. Before joining Seagate Technology in 1993, Mr. Luczo was Senior Managing Director and Co-head of the Bear Stearns and Co. Global Technology Group from February 1992 to October 1993. Mr. Luczo also serves on the Boards of Directors of Gadzoox Microsystems, Inc. and Dragon Systems, Inc.

  Mr. Filler currently serves as a Director of the Company and as Co-chairman of the Board of Directors of Seagate Technology. Mr. Filler has held various positions on Seagate Technology's Board of Directors, including Vice Chairman from October 1990 until September 1991, Chairman from September 1991 until October 1992, and Co-chairman since July 1998. In March 1999, Mr. Filler was named chief financial officer for Sento Corporation. Previously, Mr. Filler was a financial consultant from September 1996 through March 1999. He was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a multimedia and graphics company, from January 1995 to September 1996. From June 1994 to January 1995, Mr. Filler was a business consultant and private investor. From February 1994 until June 1994, he served as Executive Vice President and Chief Financial Officer of ASK Group, Inc., a computer systems company. Mr. Filler also serves on the Board of Directors of Sento Corporation.

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

  Mr. Kerfoot currently serves as the Company's President and Chief Operating Officer. He was named President, Chief Operating Officer and Director of Seagate Software upon consummation of the contribution of the NSMG business unit to VERITAS in May 1999. Prior to May 1999, Mr. Kerfoot served as the Chief Strategic Officer and as Executive Vice President and General Manager of IMG. He joined Crystal in September 1988 as the Director of Research and Development and Chief Architect of Crystal Reports. In May 1994 he joined Seagate Technology in connection with its acquisition of Crystal and continued as Crystal's Director of Research and Development until May 1996, when he was named President of the Information Management Group. Later in 1996, he was named Executive Vice President and General Manager of Seagate Software IMG. Since fiscal 1998 Mr. Kerfoot has served as Chief Strategic Officer for the Company as well as Executive Vice President and General Manager of IMG. In his role as President and Chief Operating Officer of the Company, Mr. Kerfoot is responsible for the day to day operations of Seagate Software and serves in a role functionally equivalent to that of a chief executive officer of a corporation.

  Ms. Chamberlain currently serves as the Company's Senior Vice President, Treasurer, and Chief Financial Officer. She joined Seagate Technology in March 1985 and served in various finance positions, including Vice President and Treasurer between November 1994 and February 1996. In June 1995, Ms. Chamberlain began simultaneously supporting the development of the Company. She served as the Company's Vice President between November 1994 and March 1997, when she was promoted to Senior Vice President and Chief Financial Officer. Ms. Chamberlain was also promoted to Treasurer of the Company in March 1997 after serving as its Assistant Treasurer since April 1996.

ITEM 11. EXECUTIVE COMPENSATION

                          Summary Compensation Table

  The following table sets forth the compensation paid by the Company to the President and to the three next most highly compensated executive officers of the Company (the "Named Executive Officers") whose compensation exceeded $100,000 in the fiscal year ended July 2, 1999.

                                                                          Long-Term
                                                                         Compensation
                                                                         ------------
                                                                          Securities
                                                                          Underlying
   Name and Principal    Fiscal                           Other Annual     Options
        Position          Year  Salary($)    Bonus($)    Compensation($)  Granted(1)
   ------------------    ------ ---------    --------    ---------------  ----------
Stephen J. Luczo........  1999  $ 10,000(2)  $    --         $   --            --
 Chairman of the Board
  of Directors            1998    92,756(2)       --           2,971(2)    150,000
                          1997   100,000(2)   195,000(2)       1,659(2)     80,000

Terence R. Cunningham
 (3)....................  1999   217,033       90,156            --        133,335
 Former President and
  Chief Operating         1998   155,002      803,800(4)         --        550,000
 Officer                  1997   150,530      537,127(4)         --        100,000

Gregory B. Kerfoot......  1999   231,426      116,326(4)         --            --
 President and Chief
  Operating Officer       1998   151,450      803,800(4)         --        550,000
                          1997   139,947      953,292(4)         --        100,000

Ellen E. Chamberlain....  1999   184,977       52,556(4)      12,000           --
 Senior Vice President,
  Treasurer, and          1998   155,002      391,500(4)      12,000       127,500
 Chief Financial Officer  1997   155,000      221,500(5)       6,000        28,000

--------
(1) The stock options listed in the table represent options to purchase Common Stock of the Company. See "Executive Compensation -- Option Grants in Fiscal 1999" for additional information regarding options to purchase stock of the Company granted during fiscal 1999.

(2) Amount represents the percentage of Mr. Luczo's salary that directly benefited the Company. This amount was directly paid by the Company to Seagate Technology under a General Services Agreement. See Pushdown and Carveout Accounting note to the Consolidated Financial Statements.

(3) Mr. Cunningham resigned effective May 28, 1999, when he became President and Chief Operating Officer of VERITAS.

(4) Includes amounts earned under the Company's executive bonus plan.

(5) Includes amounts deferred under Seagate Technology's compensation plan.

                             Option Grants in 1999

  The following table sets forth certain information concerning grants of stock options to each of the Company's Named Executive Officers during the fiscal year ended July 2, 1999.

                                     % of Total                        Potential Realizable Value at
                          Number of   Options   Exercise                  Assumed Annual Rates of
                         Securities  Granted to  or Base                 Stock Price Appreciation
                         Underlying  Employees  Price per                   for Option Term (3)
                           Options   in Fiscal    Share   Expiration ---------------------------------
          Name           Granted (1)    Year       (2)       Date        0%         5%         10%
          ----           ----------- ---------- --------- ---------- ---------- ---------- -----------
Stephen J. Luczo........       --        --         --          --          --         --          --
Terence R.
 Cunningham(4)..........   133,335      7.11%    $13.00    05/28/09  $5,337,400 $8,694,062 $13,843,841
Gregory B. Kerfoot......       --        --         --          --          --         --          --
Ellen E. Chamberlain....       --        --         --          --          --         --          --

--------
(1) All stock options granted in fiscal 1999 vest equally over 48 months. Under the Option Plan, the Company's Board retains discretion to modify the terms, including the price, of outstanding options.

(2) The fair market value on the date of grant as determined by the Seagate Software Board of Directors was $53.03. See "--Employment Contracts, Change-of-Control Arrangements and Separation Agreements."

(3) Potential realizable value is based on the assumption that the Company's Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(4) Mr. Cunningham resigned from Seagate Software effective May 28, 1999 when he became President and Chief Operating Officer of VERITAS.

  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

  The following table sets forth certain information regarding the exercise of stock options in the last fiscal year by the persons named in the Summary Compensation Table and the value of options held by such individuals at the end of the fiscal year.

                                                   Number of Securities      Value of Unexercised
                          Number of               Underlying Unexercised    in-the-Money Options at
                           Shares       Value     Options at July 2, 1999       July 2, 1999(2)
                          Acquired    Received   ------------------------- -------------------------
          Name           on Exercise    $(1)     Exercisable Unexercisable Exercisable Unexercisable
          ----           ----------- ----------- ----------- ------------- ----------- -------------
Stephen J. Luczo........   104,789   $ 4,851,979   13,541       131,670    $  608,812   $ 5,861,709
Terence R.
 Cunningham(3)..........       --            --       --            --            --            --
Gregory B. Kerfoot......   294,791    13,611,677   44,791       410,418     1,992,196    17,906,127
Ellen E. Chamberlain....    64,862     2,985,080   11,054        99,584       491,865     4,337,395

--------
(1) Market value of the Company's Common Stock at the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock at fiscal year end minus the exercise price. The fair market value of Seagate Software Common Stock on July 2, 1999, as determined by the Compensation Committee of the Board of Directors, was $53.03 per share. To determine the fair market value of the Company's Common Stock, the Compensation Committee of the Board of Directors considers a number of factors, including, but not limited to, the value of VERITAS stock, the value of IMG, the assumed proceeds from option exercises, the Company's current financial performance and prospects for future growth and profitability, the status of product releases and product integration, the absence of a resale market for the Company's Common Stock, the liquidity preferences of the Company's Preferred Stock, the control position held by Seagate Technology, and comparisons of certain key valuation metrics for the Company with similar metrics for comparable publicly traded companies, including measures of market capitalization based on revenue multiples, price-to-earnings ratios and operating margins.

(3) Mr. Cunningham resigned from Seagate Software effective May 28, 1999 when he became President and Chief Operating Officer of VERITAS.

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

  To enable Terence Cunningham to participate in the exchange of Seagate Software options for VERITAS options offered to all NSMG employees who became VERITAS employees, Seagate Software granted Mr. Cunningham options to purchase 133,335 shares of common stock at an exercise price of $13.00 per share. As of the date of grant, Mr. Cunningham held 112,397 shares of invested Seagate Software common stock subject to a repurchase right by Seagate Software. Seagate Software exercised its right to repurchase the 112,397 shares for aggregate consideration of $645,000 immediately prior to the closing of the NSMG combination. Mr. Cunningham elected to exchange the Seagate Software options and those options were cancelled on the effective date of the VERITAS exchange offer. As of July 2, 1999, Mr. Cunningham held no outstanding options of Seagate Software.

  The 133,335 options granted to Mr. Cunningham had a per share exercise price of $13.00, a substantial discount from fair market value of $53.03 on the date of grant. The in-the-money grant was intended to compensate Mr. Cunningham for the lost capital gains treatment on the repurchased shares, as well as preserve the economic value of Mr. Cunningham's repurchased shares.

Director Compensation

  Directors receive no additional cash compensation for service on the Board of Directors and any of its committees or sub-committees. During the fiscal year ended July 2, 1999, there were no grants of stock options to the Company's directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Commission"). Executive officers, directors and greater than ten percent stockholders are required by the Commission's regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that with the exception noted below, during the period from December 2, 1997 to July 2, 1999, its executive officers and directors complied with all filing requirements. The Company was delinquent in filing the initial reports on Form 3 by such persons due upon the effectiveness of the Company's Registration Statement on Form 10 but filed such reports later in December 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding shares of Common Stock and Series A Preferred Stock on an as-converted basis (collectively with the Common Stock, the "Common Equivalent Shares") as of July 2, 1999 by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Equivalent Shares, (ii) each of the Company's executive officers named in the Summary Compensation Table at Item 11, (iii) each of the Company's directors in office as of July 2, 1999, and (iv) all directors and executive officers as of July 2, 1999 as a group.

                                                        Number of  Percent of
                                                          Common     Common
                                                        Equivalent Equivalent
                                                          Shares   Shares(1)
                                                        ---------- ----------
Seagate Technology, Inc. (2)........................... 57,962,988    99.95%
  920 Disc Drive
  Scotts Valley, CA 95066
Stephen J. Luczo (3)................................... 57,984,863    99.98%
Donald L. Waite (4).................................... 57,970,988    99.96%
Gary B. Filler (5)..................................... 57,966,217    99.95%
Lawrence Perlman (6)................................... 57,966,217    99.95%
Ellen E. Chamberlain (7)...............................     17,041        *
Terence R. Cunningham (8)..............................        --         *
Gregory B. Kerfoot (9).................................     68,749        *
All directors and executive officers as a group (7
 persons) (10)......................................... 58,085,111   100.00%

--------
  *  Less than one percent.

(1) Applicable percentage ownership is based on 57,994,531 Common Equivalent Shares outstanding as of July 2, 1999 together with applicable options for such stockholder. The Company's Series A Preferred Stock is reflected on an as-converted basis assuming a 1:1 conversion. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based on factors including voting and investment power with respect to shares subject to applicable community property laws. Common Equivalent Shares subject to options currently exercisable or exercisable within 60 days after July 2, 1999 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 7,200,000 shares of Class B Exchangeable Shares of Seagate Software Information Management Group (Canada), Inc., Vancouver, British Columbia ("IMG Vancouver"), which may be exchanged at the option of the holder, Seagate Technology International, a subsidiary of the Parent Company, for an equal number of shares of Series A Preferred Stock of the Company within 60 days of July 2, 1999. Excludes 36,333 shares of the Company's Common Stock held by or issuable pursuant to options granted to Messrs. Luczo, Waite, Filler and Perlman over which Seagate Technology does not possess sole or shared voting or investment control and therefore of which Seagate Technology disclaims beneficial ownership.

(3) Includes 21,875 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999. Includes 57,962,988 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Luczo may be deemed, in his capacity as an officer of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Luczo disclaims such beneficial ownership.

(4) Includes 5,000 shares of Common Stock that are subject to repurchase by the Company. The Company's repurchase right lapses for 5,000 shares equally on a monthly basis through June 7, 2000. Includes 57,962,988 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Waite may be deemed, in his capacity as an officer of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Waite disclaims such beneficial ownership.

(5) Includes 3,229 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999. Includes 57,962,988 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Filler may be deemed, in his capacity as a director of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Filler disclaims such beneficial ownership.

(6) Includes 3,229 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999. Includes 57,162,988 shares of Series A Preferred Stock (and 7,200,000 shares of Class B Exchangeable Shares of IMG Vancouver) beneficially owned by Seagate Technology to which Mr. Perlman may be deemed, in his capacity as a director of Seagate Technology, to have shared power to vote or dispose of. However, Mr. Perlman disclaims such beneficial ownership.

(7) Includes 17,041 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999.

(8) Mr. Cunningham's exercised and vested shares of Seagate Software common stock were exchanged for shares of Seagate Technology common stock in June 1999. The unvested portion of the shares of Seagate Software common stock held by Mr. Cunningham were repurchased by the Company immediately prior to the closing of the NSMG contribution to VERITAS. Stock options to purchase 133,335 shares were cancelled.

(9) Includes 68,749 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999.

(10) Includes 122,123 shares of Common Stock that may be acquired upon the exercise of stock options exercisable within 60 days after July 2, 1999. See notes 2 through 6 to this table regarding reporting of shares held by Seagate Technology.

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

  During 1999, 1998 and 1997 Seagate Technology charged the Company $1,313,000, $1,773,000 and $1,958,000, respectively, for various corporate services. The Company pays service fees to the Parent Company each fiscal year that represent a reasonable estimate of the Parent Company's direct and indirect costs incurred in performing services for the Company. Service fees are to be paid in equal monthly installments within 30 days after the end of the month. Additionally, the Company and Seagate Technology are required to review, on an annual basis, the actual level of services provided and the corresponding reasonably determinable direct and indirect costs incurred by the Parent Company pursuant to the General Services Agreement. If the reasonably determinable costs are greater than or less than the service fees paid, the difference will be charged to or refunded to the Company, as the case may be, within 30 days after such review.

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

  Additionally, on July 4, 1998, the Company and Seagate Technology renewed the Intercompany Revolving Loan Agreement ("Loan Agreement") on substantially the same terms and conditions as the prior agreement which was dated June 28, 1996. Under the Revolving Loan Agreement, Seagate Technology finances certain of the Company's working capital requirements. The Loan Agreement provides for maximum borrowings of up to $60,000,000 and is renewable every two years. Borrowings from the Parent Company were $11,801,000 and $16,054,000 at July 2, 1999 and July 3, 1998, respectively. Borrowings from the Parent Company consist primarily of funding the Company's operating activities. During 1999, gross borrowings and gross repayments under the Loan Agreement were $319,017,000 and $344,503,000, respectively. During fiscal 1999, the Company paid interest at the LIBOR rate plus 2% per annum on such borrowings (7.31% at July 2, 1999); the Company previously paid interest at 6%.

  Revenues from the Parent Company were $7,738,000, $5,469,000 and $5,762,000 in fiscal 1999, 1998 and 1997, respectively. This revenue primarily consisted of shipments to Seagate Technology's OEM tape drive divisions located in Costa Mesa, California and Scotland. Additionally, this revenue is supported by license agreements, which have comparable terms and pricing as those agreements between the Company and third party customers.

  The Company is included in the consolidated federal and certain combined and consolidated foreign and state income tax returns of Seagate Technology. Seagate Technology and the Company have entered into a tax sharing agreement (the "Tax Allocation Agreement") pursuant to which the Company computes hypothetical tax returns as if the Company was not joined in consolidated or combined returns with Seagate Technology. The Company must pay Seagate Technology the positive amount of any such hypothetical taxes. If the hypothetical tax returns show entitlement to refunds, including any refunds attributable to a carryback, then Seagate Technology will pay the Company the amount of such refunds. At year end for both 1999 and 1998, there were no outstanding intercompany tax-related balances between the Company and Seagate Technology.

  Upon the closing of the NSMG contribution, Stephen J. Luczo and Gregory B. Kerfoot were appointed to the Board of Directors of VERITAS as representatives of Seagate Software.

  In connection with the NSMG contribution, Seagate Software, Seagate Technology and VERITAS entered into several other agreements:

  . Registration Rights Agreement. VERITAS and Seagate Software entered into a registration rights agreement. The agreement gives Seagate Software the right to require VERITAS to register for public resale the shares of VERITAS common stock that Seagate Software received in the NSMG contribution.

  . Stockholder Agreement. VERITAS, Seagate Software and Seagate Technology entered into a stockholder agreement. This agreement gives Seagate Software the right to nominate two members of the board of directors of VERITAS. In addition, Seagate Software will have the right to right to maintain its percentage ownership in VERITAS. Seagate Technology and Seagate Software will be prohibited from increasing their ownership position in VERITAS for five years and will be required to vote the shares of VERITAS in the same proportion as the votes cast by all other VERITAS stockholders.

  . Cross-License Agreement. VERITAS and Seagate Software Information Management Group, Inc., a subsidiary of Seagate Software, have entered into a cross-license and original equipment manufacturing agreement. This agreement provides that VERITAS and Seagate Software Information Management Group will grant each other royalty-free licenses to those products necessary for the development of the other party's products. VERITAS will also grant Seagate Software Information Management Group licenses at its most favored customer royalty rates for VERITAS' products that Seagate Software Information Management Group sells on an original equipment manufacturer basis. Seagate Software Information Management Group has also agreed that it will not assign its rights to the agreement to certain competitors of VERITAS.

  . Development and License Agreement. VERITAS and Seagate Technology have entered into a development and license agreement that provides for continuing the Network & Storage Management Group's existing relationship with Seagate Technology's original equipment manufacturing operations at royalty rates to be determined at a later time based on VERITAS' then-current most favorable product royalty rates charged to customers purchasing similar volumes of licenses. VERITAS may also be requested to perform certain product development work for Seagate Technology and is prohibited from performing such work for specified disc drive and array storage product competitors of Seagate Technology. Seagate Technology has agreed that it and its affiliated companies will not enter into VERITAS' line of business unless certain conditions are met.

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

                                   Description                              Page
                                   -----------                              ----
       Schedule II--Valuation and Qualifying Accounts......................  75

      Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      The independent auditors' report with respect to the above-listed financial statements and schedules appears on page 32 of this report on Form 10-K.

      3. Exhibits

  3.1**       Certificate of Incorporation of Registrant, as amended

  3.2+        Bylaws of Registrant, as amended

  4.1+        Voting Agreement dated December 26, 1996 among the Registrant, Seagate Software
              Information Management Group, Inc. and Seagate Technology International
              Holdings

 10.1+        1996 Stock Option Plan, as amended, form of Stock Option Agreement and form of
              Amendment to Stock Option Agreement

 10.1.1(D)    1996 Stock Option Plan, as amended

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

 10.7+        Intercompany Revolving Loan Agreement dated June 28, 1996 between the
              Registrant and Seagate Technology, Inc.

 10.7.1       Amendment No. 1 dated July 4, 1998 to Intercompany Revolving Loan Agreement between the Registrant and Seagate Technology, Inc.

 10.8+        Form of Indemnification Agreement entered into between the Registrant and its directors and officers

 10.9+        Support Agreement dated December 26, 1996 between the Registrant and Seagate
              Software Information Management Group, Inc.


 10.10(C)     Lease Agreement dated as of November 1, 1997 by and among Seagate Technology,
              Inc., Seagate Software Information Management Group, Inc. and No. 163 Cathedral
              Ventures Ltd.

 10.11(A)     Separation Agreement and Release dated July 29, 1998 between Seagate
              Technology, Inc. and Alan F. Shugart

 10.12(F)     Lease dated April 15, 1995 between Fiero II Associates and Arcada Software,
              Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis
              Obispo, California, as amended to date

 10.12.1(F)   Lease dated November 20, 1995 between Fiero II Associates and Arcada Software,
              Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis
              Obispo, California

 10.12.2(F)   Lease dated December 17, 1993 between Morgan Investments and Quest Development
              Corporation for the premises located at 708 Fiero Commerce Park, San Luis
              Obispo, California

 10.12.3(F)   Addendum dated March 26, 1997 to Lease dated May 14, 1995 between Seagate
              Software Storage Management Group, Inc. and Jerry Michael

 10.13(F)     Lease dated April 18, 1995 between WHC-SIX Real Estate Limited Partnership and
              Seagate Technology, Inc. for the premises located at 19925 Stevens Creek Blvd.,
              Cupertino, California, as amended by the First Amendment to Lease dated May 1,
              1995 and the Second Amendment to Lea10.14(F)se dated January 16, 1996

 10.14(F)     Occupational Lease dated June 24, 1998 between the Universities Superannuation
              Scheme, Seagate Software Limited and Seagate Technology Inc. for the premises located at Acquis House, Blagrave Street, Reading, England

 10.15(E)     Form of Stockholder Agreement by and among VERITAS Holding Corporation, VERITAS
              Software Corporation, Seagate Technology, Inc. and Seagate Software, Inc.

 10.15.1(B)   Form of Stockholder Agreement by and among VERITAS Holding Corporation, VERITAS
              Software Corporation, Seagate Technology, Inc. and Seagate Software, Inc.

 10.16(E)     Form of Registration Rights Agreement by and among VERITAS Holding Corporation and Seagate Software, Inc.

 10.17+(E)    Development and License Agreement dated as of October 5, 1998 by and among
              Seagate Technology, Inc., VERITAS Holding Corporation and VERITAS Software
              Corporation

 10.18+(E)    Cross License and Original Equipment Manufacturing Agreement dated as of
              October 5, 1998 by and among Seagate Software Information Management Group,
              Inc., VERITAS Holding Corporation and VERITAS Software Corporation

 10.18.1(B)   Amendment No. 1 to Cross-License and OEM Agreement

 21.1         Subsidiaries of the Registrant

 23.1         Consent of Ernst & Young LLP, Independent Auditors

 24.1         Power of Attorney (see page 74)

 27.1         Financial Data Schedule

--------
* Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

** File by amendment.

+ Incorporated by reference to exhibits filed in response to Item 15(a), "Exhibits" to the Registrant's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on October 3, 1997 as amended on December 11, 1997.

(A) Incorporated by reference to exhibits filed in connection with Seagate Technology's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 as filed with the Securities and Exchange Commission on August 21, 1998.

(B) Incorporated by reference to exhibits filed in connection with Seagate Software's Amendment No. 2 to its Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1999 as filed with the SEC on April 21, 1999.

(C) Incorporated by reference to exhibits filed in connection with Seagate Software's Annual Report on Form 10-K for the fiscal year ended July 3, 1998 as filed with the SEC on September 2, 1998.

(D) Incorporated by reference to exhibits filed in connection with Seagate Software's Registration Statement on Form S-8 (333-83609) on July 23, 1999.

(E) Incorporated by reference to exhibits filed with Amendment No. 1 to Seagate Software's Quarterly report on Form 10-Q for the quarter ended January 1, 1999 as filed with the SEC.

(F) Incorporated by reference to exhibits filed with Seagate Software's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 as filed with the SEC on November 13, 1998.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the registrant during the quarter ended July 2, 1999 other than as follows:

      Current Report on Form 8-K filed on May 20, 1999 by Seagate Software regarding certain supplemental quarterly financial data of the Network & Storage Management Group business of Seagate Software.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Seagate Software, Inc.

                                          By     /s/ Gregory B. Kerfoot
                                          _____________________________________
                                                   Gregory B. Kerfoot
                                              President and Chief Operating
                                                         Officer

Dated: September 3, 1999

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, THAT EACH PERSON WHOSE SIGNATURE APPEARS BELOW CONSTITUTES AND APPOINTS GREGORY B. KERFOOT, ELLEN E. CHAMBERLAIN AND DONALD
L. WAITE, JOINTLY AND SEVERALLY, HIS OR HER ATTORNEY-IN-FACT, EACH WITH THE POWER OF SUBSTITUTION, FOR HIM OR HER IN ANY AND ALL CAPACITIES TO SIGN ANY AMENDMENTS TO THIS REPORT ON FORM 10-K AND TO FILE THE SAME, WITH EXHIBITS THERETO AND OTHER DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY RATIFYING AND CONFIRMING ALL THAT EACH OF SAID ATTORNEYS-IN-FACT, OR HIS SUBSTITUTE OR SUBSTITUTES, MAY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
      /s/ Gregory B. Kerfoot         President and Chief           September 3, 1999
____________________________________  Operating Officer
        (Gregory B. Kerfoot)


     /s/ Ellen E. Chamberlain        Senior Vice President,        September 3, 1999
____________________________________  Treasurer and Chief
       (Ellen E. Chamberlain)         Financial Officer

       /s/ Stephen J. Luczo          Chariman of the Board of      September 3, 1999
____________________________________  Directors
         (Stephen J. Luczo)

        /s/ Gary B. Filler           Director                      September 3, 1999
____________________________________
          (Gary B. Filler)

       /s/ Lawrence Perlman          Director                      September 3, 1999
____________________________________
         (Lawrence Perlman)

        /s/ Donald L. Waite          Director                      September 3, 1999
____________________________________
          (Donald L. Waite)

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at Charged to                Balance at
                                 Beginning  Costs and  Deductions-      End of
          Description            of Period   Expenses   Describe        Period
          -----------            ---------- ---------- -----------    ----------
Year Ended July 2, 1999:
 Deducted from asset accounts:
  Allowance for doubtful
   accounts..................... $1,636,000 $1,058,000 $1,013,000(2)  $1,681,000
                                 ========== ========== ==========     ==========
Year Ended July 3, 1998:
 Deducted from asset accounts:
  Allowance for doubtful
   Accounts..................... $1,270,000 $1,177,000 $  811,000(1)  $1,636,000
                                 ========== ========== ==========     ==========
Year Ended June 27, 1997:
 Deducted from asset accounts:
  Allowance for doubtful
   accounts..................... $  597,000 $1,522,000 $  849,000(1)  $1,270,000
                                 ========== ========== ==========     ==========

--------
(1)  Uncollectible accounts written off, net of recoveries.

(2) Uncollectible accounts written off, net of recoveries, $445,000 and transfer to VERITAS $568,000.

                             SEAGATE SOFTWARE, INC.

                               INDEX TO EXHIBITS

  3.1**       Certificate of Incorporation of Registrant, as amended

  3.2+        Bylaws of Registrant, as amended

  4.1+        Voting Agreement dated December 26, 1996 among the Registrant, Seagate Software
              Information Management Group, Inc. and Seagate Technology International
              Holdings

 10.1+        1996 Stock Option Plan, as amended, form of Stock Option Agreement and form of
              Amendment to Stock Option Agreement

 10.1.1(D)    1996 Stock Option Plan, as amended

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

 10.7+        Intercompany Revolving Loan Agreement dated June 28, 1996 between the
              Registrant and Seagate Technology, Inc.

 10.7.1       Amendment No. 1 dated July 4, 1998 to Intercompany Revolving Loan Agreement between the Registrant and Seagate Technology, Inc.

 10.8+        Form of Indemnification Agreement entered into between the Registrant and its directors and officers

 10.9+        Support Agreement dated December 26, 1996 between the Registrant and Seagate
              Software Information Management Group, Inc.

 10.10(C)     Lease Agreement dated as of November 1, 1997 by and among Seagate Technology,
              Inc., Seagate Software Information Management Group, Inc. and No. 163 Cathedral
              Ventures Ltd.

 10.11(A)     Separation Agreement and Release dated July 29, 1998 between Seagate
              Technology, Inc. and Alan F. Shugart

 10.12(F)     Lease dated April 15, 1995 between Fiero II Associates and Arcada Software,
              Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis
              Obispo, California, as amended to date

 10.12.1(F)   Lease dated November 20, 1995 between Fiero II Associates and Arcada Software,
              Inc. for the premises located at Building 1, Fiero Commerce Park II, San Luis
              Obispo, California

 10.12.2(F)   Lease dated December 17, 1993 between Morgan Investments and Quest Development
              Corporation for the premises located at 708 Fiero Commerce Park, San Luis
              Obispo, California

 10.12.3(F)   Addendum dated March 26, 1997 to Lease dated May 14, 1995 between Seagate
              Software Storage Management Group, Inc. and Jerry Michael

 10.13(F)     Lease dated April 18, 1995 between WHC-SIX Real Estate Limited Partnership and
              Seagate Technology, Inc. for the premises located at 19925 Stevens Creek Blvd.,
              Cupertino, California, as amended by the First Amendment to Lease dated May 1,
              1995 and the Second Amendment to Lea10.14(F)se dated January 16, 1996


10.14(F)     Occupational Lease dated June 24, 1998 between the Universities Superannuation
             Scheme, Seagate Software Limited and Seagate Technology Inc. for the premises located at Acquis House, Blagrave Street, Reading, England

10.15(E)     Form of Stockholder Agreement by and among VERITAS Holding Corporation, VERITAS
             Software Corporation, Seagate Technology, Inc. and Seagate Software, Inc.

10.15.1(B)   Form of Stockholder Agreement by and among VERITAS Holding Corporation, VERITAS
             Software Corporation, Seagate Technology, Inc. and Seagate Software, Inc.

10.16(E)     Form of Registration Rights Agreement by and among VERITAS Holding Corporation and Seagate Software, Inc.

10.17+(E)    Development and License Agreement dated as of October 5, 1998 by and among
             Seagate Technology, Inc., VERITAS Holding Corporation and VERITAS Software
             Corporation

10.18+(E)    Cross License and Original Equipment Manufacturing Agreement dated as of
             October 5, 1998 by and among Seagate Software Information Management Group,
             Inc., VERITAS Holding Corporation and VERITAS Software Corporation

10.18.1(B)   Amendment No. 1 to Cross-License and OEM Agreement

21.1         Subsidiaries of the Registrant

23.1         Consent of Ernst & Young LLP, Independent Auditors

24.1         Power of Attorney (see page 74)

27.1         Financial Data Schedule

--------
* Confidential treatment has been requested for a portion of this exhibit pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. Omitted portions have been filed separately with the Commission.

** File by amendment.

+ Incorporated by reference to exhibits filed in response to Item 15(a), "Exhibits" to the Registrant's Registration Statement on Form 10 as filed with the Securities and Exchange Commission on October 3, 1997 as amended on December 11, 1997.

(A) Incorporated by reference to exhibits filed in connection with Seagate Technology's Annual Report on Form 10-K for the fiscal year ended July 2, 1999 as filed with the Securities and Exchange Commission on August 21, 1998.

(B) Incorporated by reference to exhibits filed in connection with Seagate Software's Amendment No. 2 to its Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 1999 as filed with the SEC on April 21, 1999.

(C) Incorporated by reference to exhibits filed in connection with Seagate Software's Annual Report on Form 10-K for the fiscal year ended July 3, 1998 as filed with the SEC on September 2, 1998.

(D) Incorporated by reference to exhibits filed in connection with Seagate Software's Registration Statement on Form S-* (333-83609) on July 23, 1999.

(E) Incorporated by reference to exhibits filed with Amendment No. 1 to Seagate Software's Quarterly report on Form 10-Q for the quarter ended January 1, 1999 as filed with the SEC.

(F) Incorporated by reference to exhibits filed with Seagate Software's Quarterly Report on Form 10-Q for the quarter ended October 3, 1998 as filed with the SEC on November 13, 1998.